Form 10QSB
period 1996-03-31
GREATER CHINA CORP
filed 1996-06-06
CIK 773342

U.S. Securities and Exchange Commission
                                Washington, DC 20549
                                    Form 10-Q SB
            (Mark One)
            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from__________  to __________

                           Commission File Number 0-15937

                          GREATER CHINA CORPORATION
            (f / k / a  Brighton Information Systems Corporation)
            _____________________________________________________
         (Exact name of small business issuer as specified in its Charter)

                 Delaware                              22-3057451
               --------------                        ---------------
             (State or other jurisdiction of        (I.R.S. Employer
             Incorporation or organization)         Identification No.)

              27 East 61st Street   New York,  New York   10021
                      (Address of principal executive offices)

                                    (212) 935-0561
                                   -----------------
                             (Issuer's telephone number)
            ____________________________________________________________
               (Former name, former address and former fiscal year, if
                             changed since last report)

            Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90
            days.     Yes.....X.....          No..........

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS
            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes..........  No..........

                        APPLICABLE ONLY TO CORPORATE ISSUERS
            State the  number  of  shares outstanding  of  each  of  the
            issuer's  classes  of  common  equity,  as  of  the   latest
            practicable date:  May 15, 1996  -  5,975,640

              Greater China Corporation (formerly Brighton Information
                        Systems Corporation) and Subsidiaries
                                    FORM 10-Q SB
                        FOR THE QUARTER ENDED March 31, 1996

           INDEX                                             Page #

            Part I          Financial Information

           Item 1.
                Financial Statements                               3

                     Consolidated Balance Sheet at March 31, 1996
                     and Consolidated Balance Sheet at
                     September 30, 1995                             4

                     Consolidated Statements of Operations for
                     the Period from October 1, 1995 through
                     March 31, 1996 and from October 1, 1994
                     through March 31, 1995                         6

                     Consolidated Statements of Operations for
                     the Period from January 1, 1996 through
                     March 31, 1996 and from January 1, 1995
                     through March 31, 1995                          7

                     Consolidated Statements of Cash Flows for
                     the Period from October 1, 1995 through March 31,1996 and from October 1, 1994
                     through March 31, 1995                          8

                    Notes to Consolidated Financial Statements       9

            Item 2:    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations 10

       Part II - Other Information
            Item 1:  Legal Proceedings------------------------------ 12
            Item 2:  Changes in Securities---------------------------12
            Item 3:  Defaults upon Senior Securites------------------12
            Item 4:  Submission of Matters to a Vote of
                       Securities Holders----------------------------12
            Item 5:  Other Information-------------------------------12

   Signature Page----------------------------------------------------13

                          GREATER CHINA CORPORATION
            (f / k / a  Brighton Information Systems Corporation)
       (formerly Brighton Information Systems Corporation) and Subsidiaries
          Unaudited Consolidated Balance Sheet at March 31, 1996 and
                     Consolidated Balance Sheet at September 30, 1995
                                    (Unaudited)

                                  March 31, 1996      September 30, 1995
              ASSETS             (Unaudited)               (Audited)
              Current Assets:
                   Cash                       $73,304              $267,680
                   Compensating balances
                   Receivables
                     Trade                    161,841               227,300
                     Other receivables        136,206               133,909

                   Inventories                297,705               348,577

                   Prepaid expenses and
                   other current assets       282,962               183,031
                                            ----------             ---------

                   Total Current Assets       952,017              1,160,497

              Fixed assets, net               149,460                165,019

              Due from related parties        278,401                 68,916
                                            ----------             ----------

                    Total Assets           $1,379,877              $1,394,432

              See accompanying notes to unaudited consolidated financial statements.

                              Greater China Corporation
               (formerly Brighton Information Systems Corporation) and
                                    Subsidiaries
               Unaudited Consolidated Balance Sheet at March 31, 1996
                                         and
                  Consolidated Balance Sheet at September 30, 1995
                                      March 31, 1996   September 30, 1995
     LIABILITIES AND                     (Unaudited)         (Audited)
     STOCKHOLDERS' EQUITY
      (Net Capital Deficiency)
            Current Liabilities:
                 Notes payable                $175,000             $25,000
                 Short term debt
                 Trade accounts payable        668,411             723,100
                 Other payables                 55,688
                 Accrued expenses              341,168             503,921
                 Deferred revenue
                 Customer deposits              24,748              13,741
                 Due to related parties      1,265,543           1,036,806
                                             ---------           ----------
             Total Current Liabilities       2,530,558           2,302,568

            Provision for income tax

            Liability for issuance of
            common stock 8% Subordinated
            Convertible Debentures,
            Due December 1, 1997               500,000


            Total Liabilities                 3,030,558           2,302,568
                                           --------------       ------------

            Stockholders' Equity:
                 Capital stock                  113,700            108,549
                 Additional paid-in capital   6,008,528          5,803,680
                 Foreign currency translation
                 adjustment                      (5,334)            (3,951)
              Accumulated deficit            (7,729,220)        (6,778,059)
              Treasury stock                    (38,355)           (38,355)
                                               ---------      --------------
        Total Stockholders' Equity           (1,650,681)          (908,136)


        Total Liabilities and Stockholders   $1,379,877         $1,394,432
        Equity

 See Accompanying Notes to Unaudited Consolidated Financial Statements

                               Greater China Corporation
               (formerly Brighton Information Systems Corporation) and
                                    Subsidiaries
                    Unaudited Consolidated Statements of Operations for
                     the period October 1, 1995 to March 31, 1996 and
                             October 1, 1995 to March 31, 1995
                                          1996                   1995
                                          -----                 ------
            Revenues, net               $670,369             $1,931,705
            Cost of  Sales               238,627                915,179
                                        --------              ----------
             Gross Profit                431,742              1,016,526

            Selling, general and       1,387,221              1,169,846
            administrative expenses
            Depreciation and
             amortization                 14,523                 46,730
                                        ---------               ---------
            Loss from operations        (970,001)              (200,050)

            Other income (expense):
                 Other income             24,714                 49,381
                 Gain/(Loss) on sale of                         112,330
                 investments
                 Interest  expense                               (3,874)

                 Other expense            (4,680)
                                        --------                 --------

            Income before income taxes   (949,968)               (42,213)

            Income taxes                    1,194                  (555)
                                         ---------              ---------
            Net loss                     (951,161)               (41,658)


            Income/(Loss) per share       ($0.18)                 ($0.01)


See Accompanying Notes to Unaudited Consolidated Financial Statements

                              Greater China Corporation
       (formerly Brighton Information Systems Corporation) and Subsidiaries
                 Unaudited Consolidated Statements of Operations for
                  the Period from January 1, 1996 to March 31, 1996
                     and From January 1, 1995 to March 31, 1995

                                               1996            1995
                                               ------         -------
            Revenues, net                      $302,903       $1,418,624
            Cost of  Sales                      105,872          867,600
                                               --------      -----------
                 Gross Profit                   197,031          551,024

            Selling, general and
            administrative expenses             674,284          596,507
            Depreciation and amortization         5,551           26,291
                                                 -------        --------
            Income (Loss) from operations      (482,804)        (71,774)

            Other income (expense):
                 Other income                    38,786          18,096
                 Gain / (Loss) on sale of
                 investments
                 Interest  expense
                 Other expense                   (1,599)
                                                --------        --------

            Income (Loss) before income taxes   (445,618)      (53,678)

            Income taxes                             779           427
                                                   ------       --------

            Net loss                           ($446,396)     ($54,105)
                                              -----------     ---------

            Income (Loss) per share               ($0.08)       ($0.01)



 See Accompanying Notes to Unaudited Consolidated Financial Statements.

                              Greater China Corporation
       (formerly Brighton Information Systems Corporation) and Subsidiaries
                 Unaudited Consolidated Statements of Cash flows for
                  the Period from October 1, 1995 to March 31, 1996
                     and From October 1, 1994 to March 31, 1995
                                                 1996               1995
                                                ------             -------
           Cash flows from Operating
           Activities:
                Net Income / (Loss)              ($951,161)     ($41,658)
                                                 ----------     ---------
               Adjustments to reconcile net
               (Loss) to net cash provided by
                (used in) operating
                activities:
                Depreciation and amortization       14,523         46,730
                Loss on disposal of fixed
                assets
                Change in foreign currency
                translation adjustment              (1,383)
                  Shares issued as Compensation                   103,108

            (Increase) Decrease in assets:

                  Trade receivables                 65,459        133,807
                  Other receivables                 (2,297)
                  Due from related parties        (209,485)        (6,828)
                  Inventories                       50,872         13,091
                  Prepaid expenses and other       (99,931)       266,271
                   assets

           Increase (Decrease) in liabilities:
                  Trade payables                   (54,689)     (353,763)
                  Accrued expenses                (162,753)     (237,259)
                  Due to related parties           228,737       (77,758)
                  Other current liabilities         66,695      (291,338)
                                                ----------     ----------

           Net Cash provided by (used in)      (1,055,413)      (445,597)
           Operating Activities:              ------------    -----------

           Cash flows from Investing
           Activities:
                 Disposal of fixed assets           2,171         62,928
                 Purchase of fixed assets          (1,134)
                                                   -------      --------
           Net Cash provided (used) by              1,037         62,928
           Investing Activities                    --------     ---------

           Cash flows From Financing
           Activities
             Proceeds/repayment of overdraft                    (611,779)
              borrowing
              Short term debt                     150,000        125,000
              8% Convertible subordinated         500,000
                debentures
              Sale of common stock                210,000
                                                 ---------    ------------

           Cash Provided by (used in)             860,000      (486,779)
           Financing Activities                 ----------    ------------

            Net Increase (Decrease) in Cash      (194,376)      (869,448)
           Cash, at Beginning of Period           267,680      1,132,448
                                               -----------    ------------

            Cash at end of Period                 $73,304       $263,000

 See Accompanying Notes to Unaudited Consolidted Financial Statements.

                               Greater China Corporation
                (formerly Brighton Information Systems Corporation) and
                                      Subsidiaries
                                    March 31,  1996
                       Notes to Consolidated Financial Statements


            NOTE 1 -- BASIS OF PRESENTATION

            The unaudited interim consolidated financial statements of Brighton Information systems corporation and its subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's 1995 audited financial statements.

            In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim periods. The results of operations for the interim period are not indicative of results of operations to be expected for the full year.

            NOTE 2 -- CONTINGENCIES

            The company is engaged in various legal proceedings incidental to its normal business activities. See Part II,
            Item 1, "Legal Proceedings".

               GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                         SYSTEMS CORPORATION) AND SUBSIDIARIES

                                    March 31, 1996

                                      FORM 10Q-SB

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

            Revenues and Cost of Revenues:

            For the second quarter of FY96, ended March 31, 1996, the Company's revenues were $670,369 as compared to $1,931,705 for the comparable period of FY95, a decrease of 65%. Cost of sales for the second quarter of FY 96 were $238,627 as compared to $915,179 for FY 1995, a decrease of 74%. Gross Profit for the first quarter of FY96 was $431,742 compared to $1,016,526 for the FY 1995 period, a decrease of 57% .

            The Company's revenues, cost of sales and gross profit were all substantially less for the current quarter. This decrease in operating results is in accordance with the planned winding down of unprofitable lines of business due to the highly competitive and low margin nature of computer hardware and software sales in Hong Kong and China at this time.

            Selling, General and Administrative

            For the first quarter of FY96, ended March 31, 1996, selling, general and administrative expenses were $1,387,221, an 18% increase over the $1,169,846 amount for the comparable period of FY95. This increase in expenses is due primarily to restructuring costs incurred preparing the Company for future business opportunities in the information processing and distribution field in China. These costs include legal, accounting, auditing, investor and public relations and accrued management expenses.

            Operating and Net Income

            As a result of the increase of expenses and lower sales revenues, the operating loss for the quarter ended March 31, 1996 was $970,001 as compared to $200,050 for the comparable FY95 period. Net Income (loss) for the same period was ($951,161) and ($41,658) respectively.

            Liquidity and Capital Reserves

             The Company's source of funds is from operations, external debt and equity financings, and funding from related parties. As of March 31, 1996, the Company's consolidated net working capital was a negative $1,578,541 as compared to a negative consolidated net working capital at September

               GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                         SYSTEMS CORPORATION) AND SUBSIDIARIES

                                    March 31, 1996

                                      FORM 10Q-SB

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

            30, 1995 of $1,142,071. During the period ended March 31, 1996,the Company's operations used cash in the amount of $1,055,413 as compared to the use of $445,597 of cash for the period ending March 31, 1995.

            Cash flow from financing activities for the period ending March 31, 1996 was $860,000. Financings consisted of $710,000 of 8% Subordinated Convertible Debentures due December 31, 1997 and a short term note for $150,000 due on June 6, 1996. The $150,000 short term note bears an interest rate of 12% per annum. The lender also retains, under certain circumstances, warrants to purchase up to 600,000 shares of the Company's common stock at varying prices. During the period ending, March 31, 1996, the face value of the 8% Convertible Debentures was decreased to $500,000 due to the conversion of $210,000 of those notes into shares of the Company's common stock.

            Net cash available to the company was $73,304 on March 31, 1996 as compared to $267,680 on September 30, 1995 and $263,000 on March 31, 1995. This decrease in net cash was due to losses from operations, and net adjustments in receivables, payables, borrowings and investments.

               GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                         SYSTEMS CORPORATION) AND SUBSIDIARIES

                                    March 31, 1996

                                      FORM 10Q-SB

   PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings.

            A former provider of services to the Company has asserted breach of contract and other claims against the Company in the amount of $87,201.60 as well as failure to issue 87,500 share of the Company's Common Stock. Additionally, a claim has been made for anticipatory breach of contract in the amount of $180,000. In the event that the issues cannot be resolved without litigation, the Company intends to vigorously defend itself against these claims. The Company believes that it has valid defenses against these claims as well as affirmative claims for relief against the claimant. However, at this early stage, there can be no assurances as to the resolution or outcome of this matter.

       Item 2.   Changes in Securities.             N/A
       Item 3.   Defaults Upon Senior Securities.   N/A
       Item 4.   Submissions of matter to a Vote of Security
                  holders.
            As of November 13, 1995, the Company's stockholders adopted the following resolutions by written consent by a vote of 2,809,917 shares in favor and none opposed or abstaining, adopted and approved a Certificate of Amendment to the Certificate of Incorporation of the Company, which generally had the effect of (a) changing the Company's name from ``Brighton Information Systems Corporation'' to " Greater China Corporation", and (b) completing a recapitalization of the Company's securities to decrease the authorized number of shares of Common Stock of the Company from 100,000,000 shares, par value $0.02 per share, to 25,000,000 shares, par value $0.02 per share.

       Item 5.   Other Information.
             On December 1, 1995, the Company issued two 8% convertible debentures in the amount of $500,000 and $210,000 respectively, due on December 1, 1997. Interest is due in quarterly installments commencing on June 1, 1996. These debentures are convertible into shares of common stock of the Company at a conversion price equal to sixty-five percent (65%) of the average market price of the common stock for a predetermined period prior to conversion.

               GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                         SYSTEMS CORPORATION) AND SUBSIDIARIES

                                    March 31, 1996

                                      FORM 10Q-SB


                                      SIGNATURE


                 Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GREATER CHINA CORPORATION
                                           ---------------------------
                                                  Registrant


            June 1, 1996                      /s   PETER R. BARKER
           --------------                    ----------------------
                 DATE                          By:  Peter R. Barker
                                                Treasurer