Form 10QSB/A
period 1996-03-31
GREATER CHINA CORP
filed 1996-08-14
CIK 773342

U.S. Securities and Exchange Commission
                        Washington, DC 20549
                            Form 10-Q SB

                           AMENDMENT NO. 1
    (Mark One)
     ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
        For the transition period from__________  to __________

                     Commission File Number 0-15937

                         GREATER CHINA CORPORATION
          (f / k / a  Brighton Information Systems Corporation)
        _____________________________________________________
   (Exact name of small business issuer as specified in its Charter)

              Delaware                      22-3057451
          --------------                  ---------------
   State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)        Identification No.)

        27 East 61st Street   New York,  New York   10021
            (Address of principal executive offices)

                       (212) 935-0561
                      -----------------
                 (Issuer's telephone number)
     ____________________________________________________________
    Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be Filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such  report), and (2)  has been subject to  such filing requirements for  the past  90 days.  Yes.....X.....  No..........

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

                          FORM 10Q-SB
                        AMENDMENT NO. 1

                           SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GREATER CHINA CORPORATION
                                ---------------------------
                                       Registrant


   August 14, 1996                  /s   PETER R. BARKER
  --------------                    ----------------------
     DATE                           By:  Peter R. Barker
                                          Treasurer