Form 10QSB
period 1996-06-30
GREATER CHINA CORP
filed 1996-09-04
CIK 773342

U.S. Securities and Exchange Commission
                                     Washington, DC 20549
                                         Form 10-Q SB
                 (Mark One)
                 ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1996

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

                   27 East 61st Street   New York,  New York   10021
                           (Address of principal executive offices)
                                         (212) 935-0561
                                        -----------------
                                  (Issuer's telephone number)
                 _________________________________________________________
                    (Former name, former address and former fiscal year, if
                                  changed since last report)

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

                             APPLICABLE ONLY TO CORPORATE ISSUERS
                 State the  number  of  shares outstanding  of  each  of  the
                 issuer's  classes  of  common  equity,  as  of  the   latest
                 practicable date:  August 7, 1996  -  6,960,346
                                         -1-
 PAGE

                   Greater China Corporation (formerly Brighton Information
                             Systems Corporation) and Subsidiaries
                                         FORM 10-Q SB
                             FOR THE QUARTER ENDED June 30, 1996

                INDEX                                             Page #

                 Part I          Financial Information

                Item 1.
                     Financial Statements                               3

                          Consolidated Balance Sheet at June 30, 1996
                          and Consolidated Balance Sheet at
                          September 30, 1995                            4

                          Consolidated Statements of Operations for
                          the Period from October 1, 1995 through
                          June 30, 1996 and from October 1, 1994
                          through June 30, 1995                         6

                          Consolidated Statements of Operations for
                          the Period from April 1, 1996 through
                          June 30, 1996 and from April 1, 1995
                          through June 30, 1995                         7

                          Consolidated Statements of Cash Flows for
                          the Period from October 1, 1995 through June
                          30,1996 and from October 1, 1994
                          through June 31, 1995                         8

                         Notes to Consolidated Financial Statements     9

                 Item 2: Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                 10

            Part II - Other Information
                 Item 1:  Legal Proceedings------------------------------ 12
                 Item 2:  Changes in Securities---------------------------12
                 Item 3:  Defaults upon Senior Securities-----------------12
                 Item 4:  Submission of Matters to a Vote of
                            Securities Holders----------------------------12
                 Item 5:  Other Information-------------------------------13

        Signature Page----------------------------------------------------14





                                       -2-
     PAGE



                               GREATER CHINA CORPORATION
               (f / k / a  Brighton Information Systems Corporation)
         (formerly Brighton Information Systems Corporation) and Subsidiaries
             Unaudited Consolidated Balance Sheet at June 30, 1996 and
                       Consolidated Balance Sheet at September 30, 1995

                                         (Unaudited)


                                         June 30, 1996   September 30, 1995
               ASSETS                      (Unaudited)          (Audited)
              Current Assets:
                   Cash                       $   492              $267,680
                   Compensating balances
                   Receivables
                     Trade                    141,838               227,300
                     Other receivables        136,206               133,909
                     Inventories              297,705               348,577

                   Prepaid expenses and
                   other current assets       299,214               183,031
                                            ----------             --------


                   Total Current Assets       875,455             1,160,497

              Fixed assets, net               141,478               165,019

              Due from related parties        228,987                68,916
                                            ----------           ----------

                    Total Assets           $1,245,920            $1,394,432

              See accompanying notes to unaudited consolidated financial statements.








                                       - 3 -
     PAGE

                                   Greater China Corporation
                    (formerly Brighton Information Systems Corporation) and
                                         Subsidiaries
                    Unaudited Consolidated Balance Sheet at June 30, 1996
                                              and
                       Consolidated Balance Sheet at September 30, 1995
                                      June 30, 1996   September 30, 1995
     LIABILITIES AND                     (Unaudited)         (Audited)
     STOCKHOLDERS' EQUITY
      (Net Capital Deficiency)
            Current Liabilities:
                 Notes payable                $220,563             $25,000
                 Short term debt
                 Trade accounts payable        596,823             723,100
                 Other payables                 55,688
                 Accrued expenses              336,311             503,921
                 Deferred revenue
                 Customer deposits              24,748              13,741
                 Due to related parties      1,230,080           1,036,806
                                             ---------           ----------
             Total Current Liabilities       2,464,213           2,302,568
               Provision for income tax

            Liability for issuance of
            common stock 8% Subordinated
            Convertible Debentures,
            Due December 1, 1997               125,000

            Total Liabilities                 2,589,213          2,302,568
                                           --------------       -----------
            Stockholders' Equity:
                 Capital stock                  129,117            108,549
                 Additional paid-in capital   6,368,111          5,803,680
                 Foreign currency translation
                 adjustment                      (5,334)            (3,951)
              Accumulated deficit            (7,796,832)        (6,778,059)
              Treasury stock                    (38,355)           (38,355)
                                                ---------      -------------

        Total Stockholders' Equity           (1,343,293)          (908,136)


        Total Liabilities and Stockholders   $1,245,920         $1,394,432
        Equity

      See Accompanying Notes to Unaudited Consolidated Financial Statements









                                   Greater China Corporation
                    (formerly Brighton Information Systems Corporation) and
                                         Subsidiaries
                         Unaudited Consolidated Statements of Operations for
                          the period October 1, 1995 to June 30, 1996 and
                                  October 1, 1995 to June 30, 1995

                                               1996                   1995
                                               -----                 ------
                 Revenues, net               $670,369             $2,461,410
                 Cost of  Sales               238,627              1,178,061
                                             --------              ----------
                  Gross Profit                431,742              1,283,349

                 Selling, general and       1,446,851              1,665,781
                 administrative expenses
                 Depreciation and
                  amortization                 22,504                 68,046
                                            ---------               ---------
                 Loss from operations      (1,037,613)              (450,478)

                 Other income (expense):
                      Other income             19,918                 82,943
                      Gain/(Loss) on sale of     (231)               112,330
                      investments
                      Interest  expense           346                 (3,874)
                                               --------              --------

               Income before income taxes  (1,017,580)              (259,079)

                 Income taxes                    1,193                  (133)
                                              ---------              ---------
                Net loss                    (1,018,773)             (258,946)


                 Income/(Loss) per share       ($0.18)                ($0.05)


     See Accompanying Notes to Unaudited Consolidated Financial Statements




                                         - 5 -
     PAGE

                                Greater China Corporation
         (formerly Brighton Information Systems Corporation) and Subsidiaries
                   Unaudited Consolidated Statements of Operations for
                     the Period from April 1, 1996 to June 30, 1996
                        and From April 1, 1995 to June 31, 1995

                                                    1996            1995
                                                    ------         -------
                 Revenues, net                      $    -0-       $  529,705
                 Cost of  Sales                          -0-          262,882
                                                    --------      -----------
                      Gross Profit                       -0-          266,823

                 Selling, general and
                 administrative expenses              59,630          495,935
                 Depreciation and amortization         7,981           21,316
                                                      -------        --------
                 Income (Loss) from operations       (67,611)        (250,428)

                 Other income (expense):
                      Other income                   (   116)          33,562
                      Gain / (Loss) on sale of       (   231)
                      investments
                      Interest  expense
                      Other expense                      346
                                                     --------        --------
                 Income (Loss) before income taxes   (67,612)        (216,866)

                 Income taxes                                             422
                                                        ------       --------
                 Net loss                           ($ 67,612)      ($217,288)
                                                   -----------      ---------

                 Income (Loss) per share               ($0.01)       ($0.04)



      See Accompanying Notes to Unaudited Consolidated Financial Statements.








                                        - 6 -
     PAGE

                                 Greater China Corporation
          (formerly Brighton Information Systems Corporation) and Subsidiaries
                    Unaudited Consolidated Statements of Cash flows for
                     the Period from October 1, 1995 to March 31, 1996
                        and From October 1, 1994 to March 31, 1995
                                                      1996               1995
                                                     ------             -------
        Cash flows from Operating Activities:
                    Net Income/(Loss)               ($1,018,773)     ($258,946)
                                                      ----------     ---------
                    Adjustments to reconcile net
                    (Loss) to net cash provided by
                    (used in) operating activities:
                        Depreciation and amortization    22,504         68,046
                        Loss on disposal of fixed
                        assets
                        Change in foreign currency
                        translation adjustment
                        Shares issued as Compensation                   95,608

                 (Increase) Decrease in assets:
                       Trade receivables                 85,462        240,614
                       Other receivables                 (2,297)
                       Due from related parties        (160,071)        (6,755)
                       Inventories                       50,872         26,825
                       Prepaid expenses and other      (116,183)        40,069
                        assets

                Increase (Decrease) in liabilities:
                       Trade payables                  (126,277)     (449,897)
                       Accrued expenses                (167,610)     (223,651)
                       Due to related parties           193,274       214,014
                       Other current liabilities         55,688      (216,205)
                       Customer Deposits                 11,007
                                                     ----------     ----------

                Net Cash provided by (used in)      (1,172,404)      (470,248)
                Operating Activities:              ------------    -----------

                Cash flows from Investing
                Activities:
                      Disposal of fixed assets           2,171
                      Purchase of fixed assets          (1,134)       (35,180)
                      Investment and Other              (1,384)       133,243
                      Adjustments                       -------      --------

                Net Cash provided (used) by             (  347)        98,063
                Investing Activities                    --------     ---------
                                             - 7 -
       PAGE







                            Greater China Corporation
         (formerly Brighton Information Systems Corporation) and Subsidiaries
                   Unaudited Consolidated Statements of Cash flows for
                    the Period from October 1, 1995 to March 31, 1996
                         and From October 1, 1994 to March 31, 1995

                                     (continued)


             Cash flows From Financing
                Activities
                  Proceeds/repayment of overdraft                    (611,779)
                   borrowing
                   Short term debt                     195,563        125,000
                   8% Convertible subordinated         125,000
                     debentures
                   Sale of common stock                585,000
                                                      ---------    ------------

                Cash Provided by (used in)             905,563       (486,779)
                Financing Activities                 ----------    ------------

                 Net Increase (Decrease) in Cash      (267,188)      (858,994)
                Cash, at Beginning of Period           267,680      1,132,448
                                                    -----------    ------------

                 Cash at end of Period                 $73,304       $273,454

      See Accompanying Notes to Unaudited Consolidated Financial Statements.

       PAGE

                                    Greater China Corporation
                     (formerly Brighton Information Systems Corporation) and
                                           Subsidiaries
                                         June 30,  1996
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


                 In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim periods. The results of operations for the interim period are not indicative of results of operations to be expected for the full year as the Company is in the process of a merger. See Part II, Item 6, "Subsequent Events".

                 NOTE 2 -- CONTINGENCIES

                 The company is engaged in various legal proceedings inciden-
                 tal  to  its  normal  business   activities.  See  Part  II,
                 Item 1, "Legal Proceedings".

                   GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                              SYSTEMS CORPORATION) AND SUBSIDIARIES

                                         June 30, 1996

                                          FORM 10Q-SB

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                 Revenues and Cost of Revenues:

                 During early 1996,Senior Management met with its Advisory Board to determine how best to proceed to reach its goals. After weighing a number of alternatives, management deter-mined that it was advisable to wind down all unprofitable
                 operations  and   focus   on   new   revenue   generating
                 opportunities.

                 As a result  during the third   quarter  of FY96,  ended
                 June 30, 1996, the Company's unprofitable revenue areas were wound down and revenues decreased dramatically.

                 Selling, General and Administrative

                 Concomitant with the wind down of unprofitable areas of the Company's operations, selling, general and administrative expenses during the quarter ended June 30, 1996 were cut substantially to $59,630 as compared to $495,935 for the comparable period in FY 1995.

                 Operating and Net Income

                  As a  result of  the decrease in revenues  and  expenses,
                 the operating loss for the quarter ended June 30, 1996 was $67,612 as compared to $217,288 for the comparable FY95 period. Year to date net income fell to ($1,018,773) as compared to $259,079) year to date for FY 1995. Management plans to write-down a substantial amount of related party payables during the fourth quarter ending
                 September 30,  1996.   The end  result should  be a  sub-
                 stantial improvement in year end operating results.

                  Liquidity and Capital Reserves

                 The Company's source of funds is from operations, external debt and equity financings, and funding from related parties. As of June 30, 1996, the Company's consolidated net working capital was a negative $1,588,758 as compared to a negative consolidated net working capital at September 30, 1995

                    GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                              SYSTEMS CORPORATION) AND SUBSIDIARIES

                                        June 30, 1996

                                          FORM 10Q-SB

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (continued)

                 of  $1,142,071. For the  period ended  March 31,1996,  the
                 Company's   operations  used   cash  in    the amount  of
                 $1,172,404 as compared to   the use of   $470,278 of cash
                 for the period ending June 30, 1995.

                 Cash flow from financing activities for the period ending June 20, 1996 was $905,563. Financings consisted of $710,000 of 8% Subordinated Convertible Debentures due December 31, 1997 and a short term note for $150,000 due on June 6, 1996. The $150,000 short term note bears an interest rate of 12% per annum. The lender also retains, under certain circumstances, warrants to purchase up to 600,000 shares of the Company's common stock at varying prices. During the period ending, June 30, 1996, the face value of the 8% Convertible Debentures was decreased to $125,000 due to the conversion of $585,000 of those notes into shares of the Company's common stock.

                 Net cash available to the company was $ 492 on June 30, 1996 as compared to $267,680 on September 30, 1995 and $273,454 on June 30, 1995. This decrease in net cash was due to losses from operations, and net adjustments in receivables, payables, borrowings and investments. Since the close of the quarter ended June 30, 1996, management has augmented its cash position though the sale of restricted shares of the Company's common stock. (See Part II, Item 6, "Subsequent Events".










                                     -11-
     PAGE

                GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                              SYSTEMS CORPORATION) AND SUBSIDIARIES

                                         June 30, 1996

                                           FORM 10Q-SB
        PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings.

               A former provider of services to the Company has sued the Company for breach of contract and other claims in the amount of $43,701.60 as well as failure to issue 65,750 shares of the Company's Common Stock. The Company intends to vigorously defend itself against these claims. The Company believes that it has valid defenses as well as affirmative claims for relief against the claimant.


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

            Item 5.   Other Information.

                 On  December   1,  1995,   the  Company   issued  two   8%
               convertible debentures in the amount of $500,000 and $210,000 respectively, due on December 1, 1997. Interest is due in quarterly installments commencing on June 1, 1996. These debentures are convertible into shares of common stock of the Company at a conversion price equal to sixty-five percent (65%) of the average market price of the common stock for a predetermined period prior to conversion. As of August 15, 1996, all the outstanding debentures were retired through conver-sion into Common shares of the Company's stock and all interest was paid.

                  GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                              SYSTEMS CORPORATION) AND SUBSIDIARIES

                                      June 30, 1996

                                       FORM 10Q-SB


        PART II.   OTHER INFORMATION (CONTINUED)


            Item 6.   Subsequent Events

               During August 1996, the Company augmented its Cash position by Raising $100,000 through the sale or restricted shares of the Company's Common stock.

               On August 21st, 1996, the Company announced its intention to merge with Newsdata Network Systems, Ltd. a Company located in Beijing, China. Newsdata Network Systems is one of the foremost information service companies in China. The merger is expected to be completed on September 15, 1996.

     PAGE

                    GREATER CHINA CORPORATION (FORMERLY BRIGHTON INFORMATION
                              SYSTEMS CORPORATION) AND SUBSIDIARIES

                                         June 30, 1996

                                          FORM 10Q-SB


                                           SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GREATER CHINA CORPORATION
                                                ---------------------------
                                                       Registrant






                 August 23, 1996                   /s   PETER R. BARKER
                --------------                    ----------------------
                      DATE                          By:  Peter R. Barker
                                                     Treasurer