Form 10QSB/A
period 1996-06-30
GREATER CHINA CORP
filed 1996-09-04
CIK 773342

U.S. Securities and Exchange Commission
                        Washington, DC 20549
                            Form 10-Q SB

                           AMENDMENT NO. 1
    (Mark One)
     ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended Juneh 30, 1996

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


   September 4, 1996                 /s   PETER R. BARKER
  --------------                    ----------------------
     DATE                           By:  Peter R. Barker
                                          Treasurer