Form 10QSB/A
period 1995-12-31
GREATER CHINA CORP
filed 1996-10-17
CIK 773342

U.S. Securities and Exchange Commission
                        Washington, DC 20549
                            Form 10-Q SB

                           AMENDMENT NO. 1
    (Mark One)
     ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
  February 22, 1996  -  5,427,364

                             GREATER CHINA CORPORATION
                (FORMERLY BRIGHTON INFORMATION SYSTEMS CORPORATION)
                                AND SUBSIDIARIES

                                 December 31, 1996

                   Notes to Consolidated Financial Statements

 NOTE 3 ----- ABILITY TO CONTINUE OPERATIONS

    The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which con-template continuation of the Company as a going concern. The Company incurred a net loss of approximately $504,764 and $12,447 for the three month periods ending December 31, 1996 and 1995 respectively. Further, the Company has a deficiency in stockholders' equity of $1,413,388 and current liabilities exceed current assets by approximately $1,134,526 at December 31, 1995.

    In view of the matters discussed in the preceding paragraph, recover-ability of a major portion of the recorded asset amounts is dependent upon the Company's ability to operate profitably, obtain additional financing and to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjust-ments relating to the recoverability of recorded assets or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The Company is actively seeking to raise additional funds from several sources in order to develop the Company and further fund its activities.

                             GREATER CHINA CORPORATION
                 (FORMERLY BRIGHTON INFORMATION SYSTEMS CORPORATION)
                                AND SUBSIDIARIES

                                  December 31, 1995

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


   October 15, 1996                 /s   PETER R. BARKER
  --------------                    ----------------------
     DATE                           By:  Peter R. Barker
                                          Treasurer