Form 10QSB/A
period 1996-03-31
GREATER CHINA CORP
filed 1996-10-17
CIK 773342

U.S. Securities and Exchange Commission
                        Washington, DC 20549
                            Form 10-Q SB

                           AMENDMENT NO. 2
    (Mark One)
     ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

                              GREATER CHINA CORPORATION
                 (FORMERLY BRIGHTON INFORMATION SYSTEMS CORPORATION)
                               AND SUBSIDIARIES
                                March 31, 1996

                  Notes to Consolidated Financial Statements

   Note 3 ----- Ability to Continue Operations

    The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principals, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of approximately $951,161 and $41,658 for the six month period ending March 31, 1996 and 1995 respectively. Further, the Company has a deficiency balance in stockholder's equity of approximately $1,650,681 and current laibilities exceed current assets by approximately $1,578,541 at March 31, 1996.

    In view of the matters discussed in the preceding paragraph, recover-ability of a major portion of the recorded asset amounts is dependent upon the Company's ability to operate profitably, obtain additional financing and to generate sufficient cash flow to meet its obligations on a timely basis. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The deteriorization in operating results is in accordance with the the planned winding down of all unprofitable lines of business due to the highly competitive and low margin nature of computer hard-ware sales in Hong Kong and China.

    The Company is actively seeking to raise additional funds from several sources in order to redevelop the Company and fund its transition.

                          GREATER CHINA CORPORATION
              (FORMERLY BRIGHTON INFORMATION SYSTEMS CORPORATION)
                              AND SUBSIDIARIES

                              March 31, 1996

                              FORM 10Q-SB
                             AMENDMENT NO. 2

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