Form 10QSB/A
period 1996-06-30
GREATER CHINA CORP
filed 1996-10-17
CIK 773342

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

                             GREATER CHINA CORPORATION
                (FORMERLY BRIGHTON INFORMATION SYSTEMS CORPORATION)
                                AND SUBSIDIARIES

                                 June 30, 1996

                   Notes to Consolidated Financial Statements

 NOTE 3 ----- ABILITY TO CONTINUE OPERATIONS

    The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which con-template continuation of the Company as a going concern. The Company incurred a net loss of approximately $1,018,773 and $258,946 for the nine month periods ending June 30, 1996 and 1995 respectively. Further, the Company has a deficiency in stockholders' equity of $1,343,293 and current liabilities exceed current assets by approximately $1,588,758 at June 30, 1996.

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