Form 10KSB
period 1996-09-30
GREATER CHINA CORP
filed 1997-06-04
CIK 773342

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                     FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the fiscal year ended September 30, 1996
                                  OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     Commission file number: 0-15937

                      GREATER CHINA CORPORATION
            (f/k/a BRIGHTON INFORMATION SYSTEMS CORPORATION)
             (Name of Small business issuer in its charter)

                   Delaware                        22-3057451
        (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)       Identification No.)

           27 East 61st Street, Third Floor, New York, New York 10021
              (Address of principal executive offices)

                              212) 935-0561
              (Issuer's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
      Title of each class                    on which registered
             None                                    None

      Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.02 par value per share
                             (Title of Class)

Check whether the issuer: (i) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the
past 90 days.  Yes   _    No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent audited fiscal year ended September 30, 1995 were $2,988,307.

The aggregate market value of the voting stock held by non-affiliates (7,148,757 shares), based on the average bid and asked prices ($.14) of the issuer's common stock as of May 23, 1997, was $1,000,826.

The number of shares outstanding of the issuer's common stock as of May 30, 1997 was 8,784,899 shares.

Transitional Small Business Disclosure Format: Yes     No   X

                                     -1-
PAGE

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General Development of Business:

Greater China Corporation (f/k/a Brighton Information Systems Corporation) ("GCC" or the "Company") is a Delaware corporation formed in 1979. The Company has been primarily engaged in the business of selling and servicing integrated computer systems in Hong Kong and the People's Republic of China ("China"). The Company currently acts as a holding company with six (6) wholly-owned subsidiaries, Dataprep (Hong Kong) Ltd., a Hong Kong corporation ("Dataprep"), China Infonet, Ltd. (formerly known as Brighton Information Technology Corporation Ltd., a Hong Kong corporation ("Brighton-Hong Kong") and Shanghai Brighton Information Technology, Ltd., a China company ("Brighton-Shanghai").

The Company also has three subsidiaries that are in the process of being wound-up. These subsidiaries include Brighton Information Systems (Australia) ("Brighton-Australia"), Brighton Information Systems (Singapore) Pte. Ltd., and Brighton Information System (Pacific) Pty. Ltd. ("Brighton Pacific") which had formerly acted as a holding company and is inactive as a result of the discontinuation of the Company's Australian operations. In addition, the Company had previously conducted business in Singapore through Brighton Information Systems (Singapore) Pte. Ltd. However, the Company closed its Singapore offices during the 1992 fiscal year and operations moved to a service office. During the 1993 fiscal year, the service office was closed and the Singapore operation became inactive.

In September, 1994, the Company entered into an agreement with Stratus Computer, Inc. ("Stratus") for the sale of substantially all of the assets of Brighton-Australia, which consisted primarily of contract rights for maintenance and professional services contracts. Existing contracts between the parties and their affiliates were also terminated. As consideration for the transfer, Stratus paid an aggregate of $392,113.

Amerinex Services Corporation ("ASC") has been a dormant subsidiary of the Company for the past six years. Management intends to wind-up operations of ASC during the fiscal year ending September 30, 1997. However no assurance to this effect can be given. As of September 30, 1996, the Board of Directors of the Company wrote off all assets and liabilities associated with ASC.

On January 27, 1997, Mr. Kit Kung, the Managing Director of the Company's subsidiaries and former Chairman of the Board, President and a principal shareholder of the Company was removed for cause as a Director and officer of these subsidiaries. This Board action was taken for failure by Mr. Kung to provide the records of the activities of these subsidiaries for audit and for actions perceived by the Board of Directors of the Company to include violation of the principal of corporate opportunity and conflict of interest. The Company believes that the assets and business opportunities of these sub-sidiaries have been diverted into the operations of Brighton Technology Corporation, Inc. ("BTC") a publicly traded company believed to be controlled by Mr. Kung and for which he acts as its Chairman and President. In literature distributed by BTC, BTC has claimed to have as some of its assets, customers, historical revenues and business opportunities of the Company's subsidiaries. Since Mr. Kung has failed to produce the books and records of the Company's subsidiaries, the Company is unable to determine the disposition of its assets and/or previous business opportunities. As a result, pending legal action against Mr. Kung, the Board of Directors of the Company has written off, effective September 30, 1996, all assets associated with Mr. Kung and disavowed all liabilities to Mr. Kung and/or companies associated with Mr. Kung. (See NARRATIVE DESCRIPTION OF BUSINESS).

During 1993, Brighton-Hong Kong, through Brighton Telecommunications Systems (Pacific) Ltd. ("BTSP"), an affiliate of Kit Kung, entered into a joint venture agreement with Shenyang Huitong Scientific and Technical Development Center ("Shenyang Huitong"), a China government agency, to build and organize a mobile radio telephone communication network in Shenyang, China. The joint venture agreement allocated 3% of the net profit after tax derived from the joint venture to BTSP as well as reimbursement of all expenses incurred by BTSP in the procurement of the project. The Company entered into a sub-contractor agreement with BTSP pursuant to which it assumed all obligations and was assigned all of the rights and benefits under the joint venture agreement. See "ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company advanced the joint venture the amount of $650,000 to purchase equipment. This advance was originally scheduled to be repaid in the amounts of $65,000 on September 30, 1993, $162,500 on December 1, 1993, $195,000 on
March 1, 1994 and $227,500 on June 1, 1994. The network was expected to be operational on June 1, 1993. However, as a result of certain delays in obtaining the related equipment, the network was not operational until December 15, 1993. During 1994, the Company received the first installment of $65,000. During Fiscal Year 1995, the Company received an additional payment of $52,616. Due to rapid changes in telecommunications technology, a total of only 50 handsets had been sold as of September 30, 1994 and the Company does not expect to sell additional handsets in the future. Because of the uncertainties, the remaining investment of $535,671 at September 30, 1994 was
written off during the fiscal year ended September 30, 1994.   Do to the
actions of Mr. Kung, the Company and its legal counsel are considering legal action against Mr. Kung to recover its investment. See Financial Statements.

Acquisitions:

On September 30, 1994, Brighton-Hong Kong purchased from Mr. Kung, a controlling interest in Brighton-Shanghai, at a price of $297,403, which represented previous advances by the Company to Mr. Kung. See Item 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Brighton-Shanghai was engaged in the business of selling and servicing integrated computer systems in China, including to clients of Brighton-Hong Kong and Dataprep, as well as selling personal computers assembled in Hong Kong. As of September 30, 1996, the Board of Directors wrote off all assets and liabilities associated with Brighton-Shanghai. See "BUSINESS - Brighton Information Technology Corporation."

On June 30, 1990 the Company acquired 100% of the outstanding shares of Dataprep (Hong Kong) Limited ("Dataprep").

DPHK is a company incorporated in Hong Kong which sells integrated data processing equipment and software to customers located in Hong Kong and China with emphasis on the hotel and financial institution industries. The purchase price of DPHK's shares totaled $1,218,512. This amount was paid in cash and a note totaling $621,441, which has been paid in full, with the remainder paid in shares of the Company's restricted common stock valued at $.50 per share. AS of September 30, 1996, the Board of Directors wrote off all assets and liabilities associated with Dataprep.

Narrative Description of Business:

Since its inception, the Company has been a computer and communications systems integrator with operations principally in Hong Kong and China. Operations were conducted primarily through three subsidiaries of the
Company: Dataprep, Brighton-Hong Kong and Brighton-Shanghai.

On March 30, 1996, the operations of these subsidiaries were discontinued by Mr. Kung without authorization by the Board of Directors. At that time, Mr. Kung was the Managing Director and officer in charge of these operations. Mr. Kung claimed that the subsidiary companies could no longer support their operations.

The Company is in dispute with Mr. Kung over a number of unauthorized actions he has taken with regard to the Company and its subsidiaries. After repeated written demands over the past ten months, Mr. Kung has still failed to provide to the Company the books and records of its subsidiaries which were under his control. As a result, the Company has been unable to prepare its audited financial statement for the period ending September 30, 1996 and its quarterly financial statements for the periods ending December 31, 1996 and March 31, 1997. Though Mr. Kung indicated on April 29, 1997 his intent to release the Company's records, as of May 30, 1997, he has failed to do so. The Company and its legal counsel are currently considering what legal actions should be taken against Mr. Kung for his actions.

Principal Products and Services, their Markets and their Distribution:

The Company has traditionally been involved in the sales of computer and communications systems including the design, installation, service and maintenance of integrated systems. These systems consist mainly of commercially available computer and communication hardware which is integrated along with commercial and proprietary software programs into a single system to meet the specific needs of the customer for whom the system is designed. The Company has concentrated on certain industries which management believes offer competitive advantages. These include: financial services (banking, brokerage, and insurance); manufacturing (CAD/CAM/CAE and CIM); tourism (hotel and restaurant support systems); scientific applications, and government systems.

The Company's product distribution lines have included a variety of computer input and output devices, as well as processing and communication systems from a number of manufacturers. The services which complement these products include: consultation, design, installation, integration, maintenance, upgrade, training and software development. The Company has also provided its customers with training, service and maintenance. The training was provided at the Company's facilities, at the facilities of the Company's customer or at the facilities of the Company's supplier depending upon customer preference and system availability. Service and maintenance contracts have been provided for the convenience of the Company's customers. A typical service contract has a duration of 5 years and requires a monthly payment to cover parts and service.

The Company's operations have been concentrated in Hong Kong and China. Brighton-Hong Kong focused its operations on the systems integration business in China for scientific and financial applications. Dataprep focused its Hong Kong and China operations on commercial activities including hotel management systems and hardware/software maintenance services.

The Company has marketed its services and products through a local sales staff that have distribution responsibilities in Hong Kong, Beijing, Shanghai, Shenzhen and Macau.

Brighton Information Technology Corporation ("Brighton-Hong Kong")

Brighton-Hong Kong, which was formed in 1988, conducted its business principally in Hong Kong and China. Brighton-Hong Kong's offices have been located in Hong Kong, Beijing and Shanghai. On September 30, 1994, Brighton-Hong Kong purchased Brighton-Shanghai and combined all operations. Initially, Brighton-Hong Kong was engaged in computer systems integration both in Hong Kong and China. After the completion of the Company's acquisition of Dataprep in 1990, Brighton-Hong Kong switched its focus to China and the Hong Kong operation was left with Dataprep.

Shanghai Brighton Information Technology Ltd., a wholly owned subsidiary of Brighton-Hong Kong, was acquired in September 1994 from Mr Kung, at a price of $297,403, which represented previous advances by the Company to Mr. Kung. The Company has provided integrated computer systems to government ministries and other institutions in China.

Brighton-Hong Kong has provided scientific computing equipment to various governmental ministries in China. In addition, Brighton-Hong Kong sold and supported Digital Equipment Corporation's VAX and Data General's MV computing equipment, as well as Sun workstations and the IBM RS6000 series workstations.

Dataprep (Hong Kong) Limited ("Dataprep")

Dataprep was formed in 1970 and has conducted its business primarily in Hong Kong and China.

There have been three major areas of business to Dataprep's Hong Kong operations. First, the business of selling, training and supporting Property Management Systems ("PMS") in the hotel industry. Dataprep has had over 50 customers in the region including the Regent Hotel, Hong Kong. Revenues generated from this PMS related business including software and hardware maintenance were approximately 46% of Dataprep's total Hong Kong business for the fiscal year ended September 30, 1995.

Dataprep has also sold and supported computer hardware, peripherals and related supplies to a variety of customers, such as banks, factories, commercial offices and software houses. Dataprep has been a dealer for Decision Data, Dataproducts, Andrews and other vendors. This business including software and hardware maintenance contributed approximately 52% of total Dataprep revenues for the fiscal year ended September 30, 1995.

Mr. Kung was, up until January 27, 1997, responsible for the operation and development of these businesses for the Company. On that date Mr. Kung was removed from all his official functions by the Board for failure to provide the historical books and records of the Company and for failure to provide an accounting of the status of the assets of these subsidiaries as well as due to actions that involved issues of corporate opportunity and conflict of interest.

Competition:

The Company has traditionally competed for business with some of the manufacturers it represents (including IBM, Digital Equipment and Sun Microsystems), and other manufacturers. There are numerous other entities in the computer and communications systems industry in Hong Kong and China with which the Company has also competed.

Sources and Availability of Products and Principal Suppliers and Licenses:

The Company has purchased its hardware and software from multiple suppliers. Some of the software which the Company provided to its customers, under licenses, included Oracle-Data Base Management, ON/2 OLTP Packages, various CAD/CAM products, and Informex. The Company has had hardware distribution agreements with IBM, Digital Equipment, Sun Microsystems and other manufacturers. The licenses ranged in length from one to five years and are generally renewable thereafter. The current status of these license agreements is unknown to the Company as they were under the control of Mr. Kung, the former Managing Director of the subsidiaries.

Governmental Regulations:

The conduct of the Company's businesses, the distribution and use of its products, were subject to various federal laws as well as to various foreign laws, including an Individual Validated License (IVL) required for supplying certain high tech computing systems to the PRC. In the opinion of management, such regulations have no material adverse effect on the Company's business.

Employees:

As of May 30, 1997, the Company and its consolidated subsidiaries had a total of 2 full-time employees and 2 part-time employees as follows:

     Greater China Corporation     2  Full Time    2  Part time

Research and Development:

During the fiscal years ended September 30, 1996 and 1995, the Company had an aggregate of expenditures consisting of less than $2,000 of research and development expenses and no customer sponsored research activities.

Patent, Trademarks or Copyrights:

The Company does not hold any patents which it deems material to its business and does not generally seek patent protection for the technology it uses in its products. Although software systems may be copyrighted, copyright laws provide only limited protection. The Company attempts to protect the program codes used in its products as trade secrets by utilizing nondisclosure agreements with its employees, customers and others who are permitted access to such codes.

To date, the Company has no knowledge of any difficulty in enforcing its nondisclosure agreements except with regard to the actions of Mr. Kung. The Company has not filed any trademark registration applications in the U.S. Patent and Trademark Office. To date, the Company has obtained software copyrights in the following names: Brighton Call Billing Systems and Brighton Accounting Systems.

Foreign and Domestic Operations:

Previous operations of the Company, except for certain administrative operations, have been conducted outside of the United States. No single customer accounted for 10% or more of the Company's sales during the last two fiscal years. Since the Company is unable to audit the operations of its subsidiaries for the period ending September 30, 1996, the Company has written off such operations, including all assets and liabilities of these subsidiaries, related to Mr. Kung.

Concentration of Credit Risk and Risk of Foreign Operations:

The majority of the Company's business operations have been concentrated in Hong Kong and China. The majority of the Company contracts have been arranged with hotel clients and governmental agencies in those geographic areas. This resulted in a concentration of credit risk as well as a foreign exchange risk. The Company has previously mitigated its foreign exchange risk by requiring clients to provide U.S. dollar denominated letters of credit against product deliveries. Management also considers the impending transformation in 1997 of the Hong Kong government from a colonial government ruled by the British to a government of China to be an event which raises some uncertainty.

A deterioration in relationships between China and the United States could have a material impact on the ability of the Company to market and sell its products in China. See "ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS".

Going Concern:

The previous two years Report of the Independent Certified Public Accountants for the Company provides that the Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $695,000 and $1,860,000 for the fiscal years ended September 30, 1995 and 1994, respectively. Further, the Company had a deficiency in stockholders' equity of approximately $908,000 and current liabilities exceeds current assets by approximately $1,142,000, at September 30, 1995. As of September 30, 1996, the Company had a net loss of $972,730 and a deficiency in shareholder equity of 1,138,277. Subsequent to September 30, 1996, all shares required to be issued for liability for stock to be issued ($804,200) have been issued.

In view of the questionable activities of Mr. Kung during his tenure as an officer and Director of the Company and as Managing Director of its subsidiaries, the Board of Directors have written down all assets and labilities associated with Mr. Kung effective September 30, 1996.

The Company has undertaken several steps to achieve future profitability. It is focusing its activities on opportunities in the information technology field within the Greater China market. Information technology is one of the world's most profitable and fastest growing industries and China is the world's most rapidly developing economy. By combining these two fundamental elements, in a public company that meets international standards for management, SEC disclosure and accounting, it is management's believe that the greatest value for shareholders can be achieved.

The Company is actively seeking to raise additional funds from several sources in order to redevelop the Company and fund a number of additional opportunities which management has been negotiating. On May 27, 1997, the Board of Directors authorized the placement of $500,000 of such funding. No assurance can be given that the Company will be able to obtain such financing at all or on terms favorable to the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

ITEM 2.   PROPERTIES.

The Company maintains it corporate headquarters at 27 East 61st Street, Third Floor, New York, New York 10021, with the offices of Spring Investment Corporation, an affiliate of John W. Allen, an officer and director of the Company. The Company accrues a $5,000 per month charge to cover the cost of rent, utilities, telephone, fax and administrative services at this location.

ITEM 3.   LEGAL PROCEEDINGS.

A former provider of services to the Company has asserted breach of contract and other claims against the Company in the amount of $87,201.60 as well as failure to issue 87,500 shares of the Company's Common Stock. The Company believes that it has valid defenses against these claims as well as affirmative claims for relief against the claimant, however, there can be no assurances as to the resolution or outcome of this matter. Additionally, Hamilton Brighton Computer Systems, Inc., a company controlled by the wife of Mr. Kit Kung, has asserted a claim against the Company for $197,047.13 plus interest of $48,316.71. The Company believes it has a valid defense against this claim and intends to aggressively defend itself, however, there can be no assurances as to the resolution or outcome of this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As of November 13, 1995, the Company's stockholders adopted the following resolutions by written consent by a vote of 2,809,917 shares in favor and none opposed or abstaining, adopted and approved a Certificate of Amendment to the Certificate of Incorporation of the Company, which generally had the effect of: (a) changing the Company's name from "Brighton Information Systems Corporation" to "Greater China Corporation," and (b) completing a recapitalization of the Company's securities to decrease the authorized number of shares of Common Stock of the Company from 100,000,000 shares, par value $0.02 per share, to 25,000,000 shares, par value $0.02 per share.

                              PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of February 22, 1996 the authorized capital stock of the Company consisted of 25,000,000 shares of common stock, par value $0.02 per share (the "Common Stock"). As of May 30, 1997, there were issued and outstanding 8,784,899 shares of Common Stock.

The Company's Common Stock is listed for trading on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. The Common Stock is quoted under the symbol "GCHC." The following table sets forth the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore, may not represent actual transactions:
                                     Bid Prices       Asked Prices
                                     High     Low     High    Low

Year Ended September 30, 1995

 1st Quarter ..................   1 11/16    1/16    2 1/8     3/4
 2nd Quarter ..................   2 13/32   1 1/4    2 7/8   2
 3rd Quarter ..................   7 5/8     1 1/4   10 1/4   1 3/4
 4th Quarter ..................   5 1/4       3/4    7       1 3/4

Year Ended September 30, 1996

 1st Quarter ..................   4 7/8     1 3/8    5 3/8   1 3/4
 2nd Quarter ..................   2 3/32      7/8   2 3/16  1 3/16
 3rd Quarter ..................   1 9/16      3/8   1 25/32   7/16
 4th Quarter...................    15/16     9/32   1 1/32   13/32

On May 23, 1997, the closing price for the Company's Common Stock in the over-the-counter market was bid $.09375 (3/32) per share and asked of $.1875 (3/16) per share, respectively. As of May 23, 1997, the Company had approximately 1,500 stockholders of record. This number was derived from the records of the transfer agent of the Company and by determining the number of stockholders owning shares in "street name." The Company currently has approximately seven (7) market makers for the Company's Common Stock, including, Barclay Investments, Barron Chase Securities, William Frankel & Co., M.H. Meyerson & Co., Inc., Naib Trading Corp., Nash Weiss & Co. and Wien Securities.

No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

The transfer agent for the Company is Jersey Transfer & Trust Company, 201 Bloomfield Avenue, P.O. Box 36, Verona, New Jersey 07044.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the 1996 Fiscal Year Unaudited Financial Statement:

Results of Operation:

Since results of the subsidiary companies are not available to the Company as of September 30, 1996, the Company is unable to provide meaningful comparative results. The Company is providing unaudited figures for the parent Company, Greater China Corporation, and will provide comparative results upon completion of its audit of the parent.

Liquidity and Capital Resources:

On or about December 1, 1995, the Company issued $710,000 principal amount of Convertible Debentures pursuant to exemption from registration under Regulation S to certain unaffiliated third parties. The Convertible Debentures were convertible into shares of the Company's Common Stock at a conversion price per share equal to sixty-five percent (65%) of the average of the lowest reported trade price for the Common Stock during the 3-business day period ending on the date prior to the conversion of the Convertible Debentures. The Convertible Debentures bore interest at the rate of eight percent (8%) per annum, with interest payable quarterly in arrears, and with the full amount of the Convertible Debentures due and payable on December 1, 1997. All debt and interest due and payable to the debenture holders has been converted into shares of the Company's common stock.

On March 6, 1996, the Company entered into an agreement with Edelson Technology Partners III ("ETP") whereby ETP loaned to the Company $150,000 due and payable within 90 days at an interest rate of 12% per annum. In conjunction with this note, the Company agreed to provide to ETP warrants to purchase common shares of GCC stock with the Company having the right to buy back these warrants from ETP based on the repayment date of the note. Since the note was unpaid as of September 30, 1996, ETP is entitled to 600,000 warrants, the maximum due under the agreement.

Management is currently in discussion with a number of sources of capital that management hopes will facilitate the growth and expansion of the Company. The Company has no commitments for such financing and there can be no assurances that such financing can be obtained at all or on terms favorable to the Company. An inability to obtain the required financing will adversely impact Company operations.

The Company's successful transition from a development stage company to profitable operations is dependent upon obtaining adequate financing to fund current operations and acquisitions and for the development of a market for the Company's products and services.

The Company's auditors have previously included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recoverability of the Company's recorded asset amount is dependent upon the Company's ability to operate profitably, obtain additional financing and to generate sufficient cash flow to meet its obligations on a timely basis, and that the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

In the event the Company fails to raise additional funds from such financing, and fails to generate any additional revenues from operations, the Company may not be able to meet all of its obligations. There can be no assurances that any sources of financing will be available from existing stockholders or external sources on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations. In the event the Company does not receive any such financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

Outlook:

The Company intends to continue to concentrate its resources on business opportunities in the China where with more then 12 years of operating experience management believes the Company has its greatest competitive advantage. The Company believes that a China based, flexible business organization can build revenues and enhance operating margins. Although the Company is exposed to various opportunities in this market, it has not, as yet, been able to capitalize on them due primarily to a lack of sufficient funding. Management is currently addressing this problem by talking with potential joint venture partners and institutional investors who have fin-ancial resources that might be made available to the Company. In order to increase revenues, the Company intends to make acquisitions. Management has targeted three specific growth areas for development. These are (i) optical fiber production and distribution (ii) wireless communications and (iii) information content and distribution services (internet/intranet). The Company has identified specific opportunities in these three areas where it hopes to enter into joint ventures and acquisitions that will positively impact operations and cash flow. There can be, however, no guarantee that the Company will complete such agreements or be successful in expanding its operations.

Significant Transactions:

During Fiscal Year 1996, the Company reached an agreement with Newsdata Network Systems Ltd. ("Newsdata") for the acquisition of a controlling interest in the company. Newsdata has developed proprietary products and systems in the field of wireless communications in China. Due to the inability of the Company to complete its audit and SEC filings for fiscal year 1996, this transaction has not been completed although discussions with Newsdata have continued on a positive basis.

Effective September 30, 1996, the Board of Directors wrote down all assets and liabilities associated with Mr. Kit Kung in Hong Kong and in China. Mr. Kung was the former Chairman of the Board, President and principal shareholder of the Company as well as the former Managing Director of its subsidiaries. He was dismissed by the Board from his remaining duties with the Company on January 27, 1997 due to his questionable activities and failure to provide the books and records of the subsidiaries over which he had control, as well as the books and records of the former Brighton Information Systems Corporation that was under his control when he was Chairman, President and CEO of the parent Company.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The unaudited financial statements are attached hereto as Exhibit "A" and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                           PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

The Board of Directors are divided into three classes as nearly equal in number as may be, with the terms of office of one class expiring each year.
In 1990, directors of the first class were elected to hold office for a term expiring at the next succeeding annual meeting (the Class I directors), directors of the second class were elected to hold office for a term expiring at the second succeeding annual meeting (the Class II directors) and directors of the third class were elected to hold office for a term expiring at the third succeeding annual meeting (the Class III directors). The Corporate Bylaws provide that at each annual meeting of stockholders held thereafter successors to the directors whose term shall then expire shall be elected to hold office for terms expiring at the third succeeding annual meeting except that any director elected to a directorship newly created since the last annual meeting shall hold office for the same term as the other directors of the class which such director has been assigned. When the number of directors is changed any newly created directorship or any decrease in directorship(s) are so assigned among the classes by a majority of the directors then in office through less than a quorum or by a sole remaining director, as to make all classes as nearly equal in number as may be possible and to the extent of any inequality within the limits of the foregoing, the class or classes caused to have the greatest or greater number of directors shall be the class or classes then having the last date for expiration of its or their terms. The effect of the classification of directors could be to prevent or impair a change in control or takeover of the Company.


NAME                        POSITION                         AGE

John W. Allen      Chairman, President and Director (1)       58


Peter R. Barker    Executive Vice President,
                   Secretary/Treasurer and Director (2)       45

Walter J. Culver   Director (2)                               58

(1)  Indicates Class II director
(2)  Indicates Class I director
(3)  Indicates Class III director

RESUMES OF OFFICERS AND DIRECTORS:

John W. Allen, 58, was elected President and Chairman of the Board in October, 1994. He has been a director since 1989. He previously also held the position of Vice President and Treasurer. Since 1989 Mr. Allen has also been Chairman, President and Director of Spring Investment Corporation, a U.S. based company engaged in establishing and funding new corporate oppor-tunities. He also serves as a Director or trustee of a number of other corporations and foundations. He is a graduate of Yale University and Harvard Business School with a degree in Economics and Political Science as well as an MBA.

Peter R. Barker, 45, was elected Vice President, Secretary and Director of the Company on August 26 1994. On September 30, 1994, Mr. Barker was elected Executive Vice President and Treasurer of the Company. Prior to joining the Company, during the period April 1982 to July 1994, Mr. Barker was the senior executive and Director of Global Intermediary, Inc., Global Excess Services, Inc. and The Argyle Holding Corporation, international insurance and reinsurance firms he co-founded. Mr. Barker is currently a director and officer of AmeRussia Corporation and an officer of Spring Investment Corporation. He graduated from The Colorado College in 1974 with a degree in Political Science.

Dr. Walter J. Culver, 58, has been a director of the Company since 1991. Mr. Culver has acted as Chairman of the Board and CEO of W.J. Culver Consulting, Inc., a Delaware corporation ("WJC"), (a systems integration consulting firm) since January, 1990. Dr. Culver received a BEE from the University of Detroit in 1960. He received his MSEE and Ph.D. (Systems) from Case-Western Reserve University in 1961 and 1963 respectively.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors as well as beneficial owners of more than 10% of any class of equity securities to file initial reports of ownership and reports of changes of ownership of the Company's Securities with the Securities and Exchange Commission. These persons or entities are required to furnish the Company with copies of all Section 16(a) forms that they filed. Based upon a review of these filings and certain written representations that no other reports were required, the Company notes the following late reports were filed: 2 late Forms 4.

Item 10.  Executive Compensation.

Summary Compensation Table. The following table sets forth certain information concerning compensation of certain of the Company's current and former executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal years September 30, 1996 and 1995:

SUMMARY COMPENSATION TABLE
                                     Annual Compensation             Long Term
                                                                        Compensation
                                                           Awards                  Payouts
                                                        Restricted
                                            Other Annual   Stock     Options/LTIP     All Other
Name and Principal  Fiscal  Salary  Bonus  Compensation   Awards   SARS   Payouts   Compensation
    Position         Year   ($)     ($)        ($)           ($)    ($)     ($)      ($)
John W. Allen (1)     1996  $ 90,000  0          0           0       0        0         0
                      1995  $ 90,000  0     21,250           0       0        0         0

Kit Kung (2)          1995  $200,000  0          0           0       0        0         0


1.  John W. Allen has served as the Company's Chief Executive Officer since
October, 1994. A company controlled by Mr. Allen, Spring Investment
Corporation, received $15,000 of compensation for consulting services during fiscal year ended 1994. During Fiscal Year ended September 30, 1995, Mr.
Allen  accrued $90,000 of salary.  During the Fiscal Year ended September 30,
1996, Mr. Allen accrued and additional $90,000 of salary.  Effective September
30, 1996, all outstanding salary due to Mr. Allen was converted into 439,641 restricted shares of the Company's common stock. Spring Investment
Corporation, during Fiscal Year 1995, received 85,000 shares of restricted common stock valued at $21,250, the market price at the time of the award, as part of a management incentive plan. On September 30, 1996, the Company converted outstanding debts owed to Spring Investment Corp. into 434,837 of restricted common stock. Spring designated that out of its 434,837 shares, 209,150 were to be issued to VSI Profit Sharing Trust, a non-related entity, and 61,458 were to be issued to Peter R. Barker, the Executive Vice President of the Company, in repayment of debts owed by Spring.

2.  Kit Kung served as the Company's Chief Executive Officer from 1989 to
October, 1994.  Mr. Kung accrued $200,000 of salary in the fiscal year ended
September 30, 1995.

Director Compensation

The Company has agreed that Dr. Walter Culver a member of the Board of Directors will receive 313 shares of Common Stock for each directors' meeting he attends in person or by conference telephone call. For the fiscal year ended September 30, 1996, Dr. Culver was entitled to receive, in the aggregate, 1,252 shares of Common Stock for attendance at directors' meetings of the Company. In addition, the Company has entered into an agreement with W.J. Culver Consulting, Inc., a corporation controlled by Dr. Culver, to provide consulting services at a rate of $200 per hour, payable 50% in cash and 50% common stock of the Company based on the market price of the stock plus reimbursement of expenses. During the year ended September 30, 1996, Mr.
Culver did not provide or receive compensation for any consulting services to the Company.

During Fiscal Year 1995, all Directors received 25,000 shares of common stock as part of a management incentive plan to build the Company and its operations.




John W. Allen, and Peter R. Barker are officers, directors and/or principal stockholders of Spring Investment Corporation ("Spring"). During the fiscal year ended September 30, 1995, fees of $15,000 were paid to Spring Investment for providing administrative services to the Company as well as a total of 85,000 shares of restricted Common Stock as part of a management incentive plan. Peter R. Barker was also paid a fee of $5,000 for services performed prior to being an officer or director of the Company and during Fiscal Year
1995 received a total of 65,000 shares of common stock as part of the management incentive plan. During Fiscal Year 1996, John W. Allen received
439,641 restricted shares in lieu of accrued salary.  Peter R. Barker received
338,542 restricted shares in lieu of accrued salary and Spring Investment
Corporation received $60,000 for administrative services rendered during Fiscal Year 1996 and 434,837 shares of restricted common stock for debts owed to Spring by the Company.

All officers and directors are reimbursed for out of pocket expenses on behalf of the Company.

Employment Contracts:

The Company has entered into any employment agreements with John W. Allen and Peter R. Barker covering the period October 1, 1994 through September 30,
1997. The annual compensation is $90,000 and $75,000 to Messrs. Allen and Barker respectively. Additionally, Messrs. Allen and Barker are entitled to receive medical and health insurance benefits from the company and reimbursement for $400/month in automobile expense respectively. The health insurance and automobile expense reimbursement has not, as yet, been paid by the Company.

Employee Incentive Stock Option Plan:

The Company provides an incentive stock option plan (the "Plan") pursuant to which employees who make substantial contributions to the success and growth of the Company and/or its subsidiaries may receive options to purchase shares of stock of the Company. The Plan, which is administered by the Finance
Committee of the Board of Directors, the members of which either are not eligible to participate or waive any right to participate in the Plan, became effective in June of 1991. The Finance Committee currently consists of Mr.
Allen, and Mr. Barker.  A maximum of 156,250 shares of the Company's Common
Stock, par value $.02 per share (either previously unissued or reacquired), may be sold under the plan after registration under the Securities Act of 1933, as amended, is effective. Such registration has not been effected at the date hereof and no options have been awarded under the Plan.

The Plan provides that options shall not be granted after the expiration of ten years from the date the Plan was adopted by the Board. The option price per share shall not be less than the fair market value on the date of the grant. Options granted under the Plan shall (a) expire in any event not later than ten years from the date of the grant, (b) be exercisable during lifetime only by the employee and not transferable by the employee otherwise than by last will and testament or by the law of descent and distribution, (c) not be exercisable after the expiration of (I) three months from the date of termin-ation of employment (12 months if termination is for total and permanent disa-bility) and (ii) 15 months from date of death, (d) be exercisable in the order awarded, i.e., any incentive stock options previously `granted to the employee to purchase shares of the Common Stock of the Company must be exercised, and
(e) be exercisable from time to time at the discretion of the employee upon full payment of the total purchase price of the shares purchased.

The Finance Committee administering the Plan has not met nor has it approved the grant of any options to any officer, directors (who are employees) or other employees as of the date hereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table reflects, as of May 27, 1997, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each executive officer named in the summary compensation table, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and
(d) all executive officers and directors of the Company as a group:

Name and Address
of Beneficial Owner                          No. of
                                             Shares#               Percent

John W. Allen                              716,182(2)               8.15%
27 East 61st Street, Third Floor
New York, New York 10021

Peter R. Barker                             465,000                  5.29%
27 East 61st Street, Third Floor
New York, New York 10021

Walter J. Culver                             44,421                    *
8500 Leesburg Pike, #402
Vienna, VA 22182

Kit Kung                                   410,539(1)               4.60%
1403 Block B, Sea View Estate
North Point, Hong Kong

All executive officers
and directors as a group
(3 persons)                               1,225,603                13.95%

#Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
* Less than 1%

(1) Includes (i) 266,039 shares owned by Brighton Electronics Corporation
Limited, a company wholly-owned by Mr. Kung for which Mr. Kung has sole investment and voting power, and (ii) 144,500 shares owned by Hamilton
Brighton Computer Systems, Inc., a company wholly owned by Mr. Kung's wife, Mrs. Hong Yun for which Mr. Kung claims no investment or voting power. Shares owned by Mr. Kung and Brighton Electronics Corporation in the Company's possession (675,312 and 341,250 shares respectively) have been cancelled and placed into Treasury by the Board of Directors of the Company effective
September 30, 1996.

(2) Includes 276,541 shares owned of record by Spring Investment Corporation, a company of which Mr. Allen is an officer, director and principal stockholder and for which Mr. Allen has shared investment and voting power.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions between Companies affiliated with Kit Kung:

Mr. Kit Kung former Executive Officer and principal stockholder and former director of the Company is an affiliate of and/or an officer, director and principal shareholder of Brighton Technology Corporation, Inc. ("BTC"),
Hamilton Brighton Computer Systems, Inc. ("Hamilton Brighton"); Brighton
Electronics Corporation, Ltd. ("Brighton Electronics"); Brighton Elevator,
Ltd. ("Brighton Elevator"); The Brighton Industries Corporation ("Brighton
Industries"); Brighton Information Technology Corp. (Shanghai) ("BITCS");
Brighton OLTP Systems, Limited ("Brighton OLTP"); Brighton Information
Technology Limited and Brighton Telecommunication Systems, (Pacific) Ltd.
("BTSP"). Brighton Electronics is a company wholly-owned by Mr. Kit Kung which owns directly approximately 3% of the Company at September 30, 1996.
Brighton Electronics had developed computer technology and software for which license rights had been extended to the Company. In 1994, the Company also subleased space in its New Jersey office to Brighton Electronics for $1,154 and Brighton - Elevator for $6,307. This New Jersey office is now closed.

Amounts due to and from related parties:

At September 30, 1995, $56,177 was the net amount due from Mr. Kit Kung for expenses incurred and purchases made on behalf of Brighton-Shanghai during 1994. This amount was due on demand with no interest. As of September 30, 1996, $52,000 was due from Kit Kung. This sum was written off by the Board of Directors as uncollectible effective September 30, 1996.

At September 30, 1996 and 1995, $197,047 was allegedly due to HBCS. Effective
September 30, 1996 the Company has denied liability for this sum since the Board of Directors never authorized or approved a purported loan agreement signed by Mr. Kung with his wife, Hung Yun, who has claimed to be the sole shareholder and President of HBCS (See ITEM 3 - LEGAL PROCEEDINGS).

As of September 30, 1996, $172,407.95 was due to the Company from Brighton
Electronics.  Effective September 30, 1996, the Board of Directors of the
Company wrote down this amount as uncollectible.


At September 30, 1996 and 1995, $9,548, was allegedly due to Hong Yun, an employee of Hamilton Brighton and the wife of Mr. Kit Kung. Such amounts were purportedly advanced to Brighton-Hong Kong and the Company for operating purposes under an informal arrangement which did not provide for the accrual or payment of interest. During 1996 and 1995, $ 0 and $32,411 respectively were repaid and effective September 30, 1996, liability for $9,548 has due to the actions of Mr. Kung, been denied and written off by Board resolution.

At September 30, 1995, $390,461 was allegedly due to Brighton Industries.  And
$12,739 was allegedly due from Brighton Industries. Such amounts were allegedly advanced to the Company's subsidiaries for operating purposes under an informal arrangement which did not provide for the accrual or payment of interest. As of September 30, 1996, $398,688.10 was allegedly due to Brighton
Industries. As a result of the actions of Mr. Kung, the Company has denied all liability for any and all amounts purportedly due to Brighton Industries and has written off any amount due from Brighton Industries.

The Board of Directors of the Company has determined that a number of transactions allegedly incurred by, and on behalf of, Mr. Kung are of a suspicious nature. The Company, despite numerous attempts, has been unsuccessful in obtaining from Mr. Kung any of the books and records of its subsidiaries that were under his control to independently verify the specific use of funds allegedly advanced to the Company by Mr. Kung and/or his affiliated companies. Additionally, it has become clear to management that the related activities of Mr. Kung represent a conflict of interest whereby
Mr. Kung's actions may have breached a number of statutes with regard to corporate opportunity. Since the Company is unable to audit the records of its subsidiaries with the potential conflict of interest issues of Mr. Kung in mind, the Board of Directors of the Company has decided to write down, effective September 30, 1996, all assets associated with Mr. Kung's activities and to disavow all liabilities to Mr. Kung and/or his affiliated companies including Hamilton Brighton Computer Systems Inc. a company controlled by Mr.
Kung's wife, Hung Yun and Brighton Industries.

At September 30, 1995, $384,904 was due to Spring Investment Corporation
("Spring"), a related party. This amount consisted of expenses for rent and administration of $45,563, an advance of $100,000 plus interest of $10,000, $45,000 in non reimbursed expenses and accrued management expense of $184,341. John W. Allen, the Chairman of the Company, is also a shareholder of Spring. Additionally, the Company entered into an agreement with Spring, effective October 1, 1994, to provide certain corporate and administrative services including rent, utilities, communication and other expenses for a fixed $5,000 per month. However, if annual corporate revenue of GCC exceeds
$6,000,000, an additional fee will be charged at 1% of monthly gross revenues exceeding $500,000. As part of a management incentive plan, Spring also received 85,000 shares of restricted common stock during Fiscal Year 1995.

As of September 30, 1996, $166,978 was due to Spring. This amount consisted of $66,978 due to Spring for travel expenses and other advance payments to or on behalf of the Company and $100,000 owed for a previous loan by Spring to the Company. These sums were converted into 434,837 restricted shares of the Company's common stock at a conversion price of $.384 representing an arms length price at which common shares had been converted with regard to the payment of Convertible Debentures of the Company dated December 1, 1995 and December 11, 1995. As of September 30, 1996, all accrued sums due Spring Investment Corporation were paid in full through conversion into restricted shares of common stock.

The Company believes that the above transactions with Spring Investment
Corporation are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under the circumstances in which the transactions were completed. All other transactions with related parties have been written down effective September 30, 1996.

Transactions relating to other directors:

Directors of the Company have entered into agreements with the Company as set forth in "ITEM 10 - EXECUTIVE COMPENSATION".

As of September 30, 1996, Mr, John W. Allen, Chairman and President of the
Company received 439,641 shares of the Company's common stock in lieu of
$168,822. accrued but unpaid salary.  Mr. Peter R. Barker also received
338,542 restricted shares of the Company's common stock in lieu of $130,000 of accrued but unpaid salary. These sums were converted into restricted shares of the Company's common stock at a conversion price of $.384 representing an arms length price at which common shares had been converted with regard to the payment of Convertible debentures of the Company dated December 1, 1995 and
December 11, 1995.   As of September 30, 1996, all accrued sums due John W.
Allen and Peter R. Barker were paid in full through conversion into restricted shares of common stock.

Subsequent to the close of the fiscal year ended September 30, 1996, and in accordance with the terms of their employment contracts, Mr. Allen received
552,632 shares of the Company's common stock in lieu of $52,500 salary for the period October 1, 1996 - April 30, 1997 and Mr. Barker received 460,526 shares of the Company's common stock in lieu of $43,750 of salary for the period
October 1, 1996 - April 30, 1997.

















                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.     Financial Statements

The Financial Statements attached as Exhibit "A" to this Form 10- KSB for the fiscal year ended September 30, 1996 include the unaudited balance sheet of the Company as of September 30, 1996, and the related statements of operations and shareholders' equity (deficiency) and cash flows for each of the two years in the period ended September 30, 1996.

B.    Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the fiscal year ended September 30, 1996.


C.     Other Exhibits


21.1   List of subsidiaries of the Company































                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 30, 1997             GREATER CHINA CORPORATION



                              By:/s/ John W. Allen
                              ----------------------------
                                 John W. Allen
                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                                 GREATER CHINA CORPORATION



Dated: May 30, 1997         By:/s/ John W. Allen
                            ------------------------------
                                 John W. Allen
                                 Chief Executive Officer





Dated: May 30, 1997         By:/s/ Peter R. Barker
                            ------------------------------
                               Peter R. Barker
                               Chief Financial Officer















                          EXHIBIT INDEX

Exhibit
Number            Description                                 Page



21.1    List of subsidiaries of the Company                    24


_______________________
































                                      -23-




                                     EXHIBIT 21.1

                              SUBSIDIARIES OF REGISTRANT



                          JURISDICTION          NAME UNDER WHICH
NAME                      INCORPORATED           DOING BUSINESS


Dataprep (Hong Kong) Ltd.        Hong Kong (1)       Dataprep (Hong Kong) Ltd*.

Brighton Information                                Brighton Information
  Technology Corporation         Hong Kong (1)          Technology Corporation.*

Shanghai Brighton                                   Shanghai Brighton
Information Technology, Ltd. Shanghai, China (1)  Information Technology, Ltd.**

Brighton Information                                Brighton Information
Systems (Pacific)  Pte. Ltd.   Singapore(1)      Systems (Pacific)  Pte. Ltd.*

Brighton Information                                Brighton Information
 Systems (Australia) Pte. Ltd.  Australia(1)   Systems (Australia)  Pte. Ltd.***

Brighton Information                                Brighton Information
Systems (Singapore)Pte. Ltd.  Singapore(1)     Systems (Singapore) Pte. Ltd.***

Amerinex Services Corporation Delaware*(1)      Amerinex Services Corporation



*   Indicates wholly owned subsidiary of Brighton Information Systems
    Corporation.

** Indicates wholly owned subsidiary of Brighton Information Technology
   Corporation.

***Indicates wholly owned subsidiary of Brighton Information Systems
   (Pacific) Pte, Ltd.


(1)  Indicates inactive subsidiary















                               GREATER CHINA CORPORATION
                (f/k/a)  Brighton Information Systems Corporation)
                  Unaudited Balance Sheet at September 30, 1996 and
               Consolidated Audited Balance Sheet at September 30, 1995





                                        September 30, 1996   Sept. 30, 1995
               ASSETS                      (Unaudited)          (Audited)
              Current Assets:
                   Cash                       $ 5,273              $267,680
                   Compensating balances
                   Receivables
                     Trade                       -0-                227,300
                     Other receivables           -0-                133,909
                     Inventories                 -0-                348,577

                   Prepaid expenses and
                   other current assets          -0-                183,031
                                            ----------             --------
                    Total Current Assets        5,273             1,160,497


              Fixed assets, net                 1,869               165,019

              Due from related parties            -0-                68,916
                                            ----------           ----------
                                                7,142               233,935
                                            ----------           ----------

                    Total Assets           $    7,142            $1,394,432

   See Accompanying Notes to Unaudited Financial Statements.





                                          - F1 -
     PAGE

                                   GREATER CHINA CORPORATION
                    (f / k/ a Brighton Information Systems Corporation)
                    Unaudited Balance Sheet at September 30, 1996 and
                 Consolidated Audited Balance Sheet at September 30, 1995


                                      September 30, 1996   September 30, 1995
     LIABILITIES AND                     (Unaudited)         (Audited)
     STOCKHOLDERS' DEFICIENCY
      (Net Capital Deficiency)
            Current Liabilities:
                 Notes payable              $  175,000             $25,000
                 Short term debt
                 Trade accounts payable        150,824             723,100
                 Accrued expenses               15,395             503,921
                 Deferred revenue
                 Customer deposits                 -0-              13,741
                 Due to related parties            -0-           1,036,806
                 Liability for stock to
                       be issued               804,200
                                             ---------           ----------
             Total Current Liabilities        1,145,419           2,302,568

            Total Liabilities                 2,589,213          2,302,568
                                           --------------       -----------
            Stockholders' Equity:
             Common stock, $.02 par value;
             authorized 25,000,000,
             issued 5,965,810.                  119,317            108,549
                 Additional paid-in capital   5,748,771          5,803,680
                 Foreign currency translation
                 adjustment                         -0-             (3,951)
              Accumulated deficit            (6,968,010)        (6,778,059)
                                             -----------        -----------
                                             (1,099,922)          (869,781)
             Less shares held in
             Treasury at cost
              (38,555 shares)                   (38,355)           (38,355)
                                                ---------      -------------
        Total Stockholders' Equity           (1,138,277)          (908,136)

        Total Liabilities and Stockholders   $    7,142         $1,394,432
        Deficiency                          -----------          ----------
                                            -----------          ----------

      See Accompanying Notes to Unaudited Financial Statements.

                                              - F2 -

                                   GREATER CHINA CORPORATION
                    (f / k / a Brighton Information Systems Corporation)
                            Unaudited Statements of Operations for
                    the period October 1, 1995 to September 30, 1996 and
                      Audited Consolidated Statements of Operations for
                      the period October 1, 1995 to September 30, 1995

                                               1996                   1995
                                               -----                 ------
                 Revenues, net               $ 60,000             $2,998,307
                 Cost of  Sales                                    1,303,767
                                             --------              ---------
                  Gross Profit                 60,000              1,684,540

                 Selling, general and         976,912              2,475,169
                 administrative expenses
                 Depreciation and
                  amortization                    588                 82,835
                                            ---------               --------
                 Loss from operations       ( 917,500)              (873,464)

                 Other income (expense):
                    Other income                  -0-                 99,324
                    Gain/(Loss) on sale/
                    write-off of Subsidiary    (9,289)               103,536

                    Interest  expense         (45,891)                (24,562)
                                               --------              --------
                                              (55,180)                178,298
                                              --------               --------

                 Loss before income taxes    (972,730)               (695,166)
                 Income taxes                      50                     280
                                              ---------             ---------
                 Net loss                   ( 972,730)               (695,446)


                 Income/(Loss) per share       ($0.17)               ($0.13)


     See Accompanying Notes to Unaudited Financial Statements




                                         - F3 -
     PAGE

                                 GREATER CHINA CORPORATION
                       (f/k/a Brighton Information Systems Corporation)
                           Unaudited Statements of Cash flows for
                     the Period from October 1, 1995 to September 30, 1996
                        and Audited Consolidated Statements of Cash flows for
                     the Period from October 1, 1994 to September 30, 1995
                                                      1996               1995
                                                     ------            -------
        Cash flows from Operating Activities:
                    Net Income/(Loss)               ($  972,730)    ($695,446)
                                                      ----------     ---------
                    Adjustments to reconcile net
                    (Loss) to net cash provided by
                    (used in) operating activities:
                        Depreciation and amortization       588        82,835
                        Loss on disposal of fixed
                        assets                                         12,624
                        Gain on sale of Subsidiary                   (103,536)
                        Provision for loss on investment
                        in Joint venture                               52,616
                        Change in foreign currency
                        translation adjustment                         31,732
                        Shares issued as Compensation                 103,000

                 (Increase) Decrease in assets:
                       Trade receivables                              384,945
                       Other receivables                             (133,909)
                       Due from related parties                       284,842
                       Inventories                                     87,599
                       Prepaid expenses and other                     101,321
                        assets

                Increase (Decrease) in liabilities:
                       Trade payables                     7,653      (479,523)
                       Accrued expenses                   3,077      (335,885)
                       Due to related parties                         673,558
                       Deferred revenue                              (155,493)
                       Customer Deposits                             (152,317)
                       Income Taxes Payable                           (64,996)
                                                     ----------     ----------

            Net Cash (used in) provided by            (961,412)      (306,033)
                Operating Activities:              ------------    -----------




                                        - F4 -

                              GREATER CHINA CORPORATION
                (f/k/a Brighton Information Systems Corporation)
                      Unaudited Statements of Cash flows for
                the Period from October 1, 1995 to September 30, 1996 and Audited Consolidated Statements of Cash flows from October 1, 1994 to September 30, 1995

                                     (continued)
                                                        1996             1995
                                                       ------          -------
                Cash flows from Investing
                Activities:

                      Purchase of fixed assets          (1,133)       (24,572)
                      Investment in Joint Venture                      52,616
                      Disposal of fixed assets
                                                        -------      --------
                Net Cash provided (used) by
                Investing Activities                   ( 1,133)        28,044
                                                       --------     ---------
             Cash flows From Financing
                Activities
                 Increase in Notes Payable             150,000         25,000
                 Net decrease of overdraft
                   borrowing                                         (611,779)
                 Increase in Liability for
                 Stock to be Issued                    804,200
                 Loss on Write-off of Subsidiary         8,634
                                                      ---------    -----------
                Cash Provided by (used in)             962,834       (586,779)
                Financing Activities                 ----------    -----------

                 Net Increase (Decrease) in Cash           289      (864,768)
                Cash, at Beginning of Period             4,984      1,132,448
                                                    -----------    -----------

                 Cash at end of Period                 $ 5,273       $267,680
                                                      --------       ---------
                                                      --------       ---------
Supplemental schedule of cash flow information:
 Cash paid during the year for
   Interest                                                            24,562
   Income Taxes                                           -               -
 Transactions the consideration for which
 was stock
   Expenses paid                                                       94,760

      See Accompanying Notes to Unaudited Financial Statements.

                                         - F5 -

   /TABLE

                                   GREATER CHINA CORPORATION
                         (f/k/a Brighton Information Systems Corporation)
                 Consolidated Statement of Stockholders's Equity (Deficiency)
                                 Years Ended September 30, 1996 and 1995


                                           Common Stock          Additional      Accumulated    Treasury Stock
                                        Shares       Amount   Paid-in Capital     deficit      Shares    Amount      Total
                                       ---------    -------       --------      -----------     ------    --------    ----------
Balance at October 30, 1995            5,427,364    108,549       5,803,680      (5,995,280)    38,355   (38,355)     (121,406)

Stock issued to redeem subordinated
   Debentures plus interest            1,555,098     31,102         711,580                                           (742,682)
Cancellation of shares in
 connection with divestiture of
   foreign subsidiaries               (1,016,652)   (20,333)       (766,489)                                          (786,822)

Net Loss for the year                                                               (972,730)                         (972,730)
                                       ----------   --------       --------       ----------    ------   -------      ---------
Balance at September 30, 1996          5,965,810    $119,318     $5,748,771      $(6,968,010)   38,355  $(38,355)  $(1,138,276)


      See Accompanying Notes to Unaudited Financial Statements.

                                                           - F6 -

                                GREATER CHINA CORPORATION
                   (f/k/a Brighton Information Systems Corporation)
                     Notes to Unaudited Financial Statements

                                  September 30, 1996
NOTE A

The attached financial statements for the fiscal year ended September 30, 1996 are unaudited and prepared by management for the parent company, Greater China Corporation only. At this time, the Company is unable to prepare consolidated audited financial statements due to the fact that the Managing Director of the Company's subsidiaries and former Chairman of the Board, President and a principal shareholder has withheld all books and records of the Company's subsidiaries.

The Company is in the process of having its auditors audit the books and records of the parent Company, Greater China Corporation only and attest to their accuracy.

In light of the fact that the Company is unable to obtain the books and records of its subsidiaries, the Board of Directors have adopted a resolution on May 27, 1997 to write off, effective September 30, 1996, all activities, assets and liabilities associated with these subsidiary companies for which the records are unavailable.













                                       -F7-