Form 10QSB
period 1998-06-30
GREATER CHINA CORP
filed 1998-08-20
CIK 773342

U.S. Securities and Exchange Commission
                                Washington, DC 20549

                                    Form 10-Q SB
                                     (Mark One)
            ( X )QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

        (  )TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ________________

                          Commission File Number:   0-15937
                                                 ------------
                              GREATER CHINA CORPORATION
                         -----------------------------------
          (Exact name of small business issuer as specified in its charter)

                       Delaware                             22-3057451
                   ------------------                 -----------------------
               (State or other jurisdiction of             (I.R.S. Employer
               Incorporation or organization)            Identification No.)

                         27  East 61st Street   New York,  New York   10021
                -------------------------------------------------------------
                           (Address of principal executive offices)

                                      (212) 935-0561
                                 -----------------------
                                (Issuer's telephone number)

     ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report), and
     (2) has been subject to such filing requirements for the past 90 days.
     Yes............          No....X......


                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes..........          No..........

                        APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 1998, 20,179,773

                              Greater China Corporation
                                  and Subsidiaries

                                    FORM 10-Q SB

                         FOR THE QUARTER ENDED JUNE 30, 1998

                                 INDEX                                 PAGE

     Part I         Financial Information

          Item 1. Financial Statements                                     3

             Condensed Consolidated Balance Sheet at June 30, 1998         4

             Condensed Consolidated Statements of Operations for
             the Period from October 1, 1997 through June 30, 1998
             and from October 1, 1996 through June 30, 1997                6

             Condensed Consolidated Statements of Operations for
             the Period from April 1, 1997 through June 30, 1998
             and from April 1, 1996 through June 30, 1997                  7


             Notes to Consolidated Financial Statements                    8


     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10

         Information

          Item 1. Legal Proceedings ------------------------------------   13
          Item 2. Changes in Securities ---------------------------------- 13
          Item 3. Defaults Upon Senior Securities ------------------------ 13
          Item 4. Submissions of Matters to a Vote of Securities Holders   13
          Item 5. Other Information--------------------------------------- 13

          Signatures ------------------------------------------------------14

                              Greater China Corporation
                                  and Subsidiaries

                                    FORM 10-Q SB

                         FOR THE QUARTER ENDED JUNE 30, 1998



     PART I. FINANCIAL INFORMATION

     ITEM 1.   Financial Statements.

                       Greater China Corporation
                           and Subsidiaries
            Unaudited Condensed Consolidated Balance Sheet
                           at June 30, 1998



                                            June 30, 1998
   ASSETS                                    (Unaudited)

   CURRENT ASSETS
        Cash                                $   160,000
        Accounts Receivable                   6,319,000
        Inventory                               859,000
        Other receivable                          8,000
                                              ---------
         Total Current Assets                 7,346,000

        Property and equipment                  512,000
                                             ----------
        Total Assets                         $7,858,000
                                             ----------


     LIABILITIES AND STOCKHOLDERS' EQUITY
     (Deficit)

     CURRENT LIABILITIES
          Overdrafts                     $       56,000
          Short Term Loans                      600,000
         Accounts payable and
             accrued expenses                 6,539,000
         Miscellaneous Payables                 388,000
                                           ------------
                 Total Current Liabilities    7,583,000
                                           ------------
     LONG TERM LIABILITES
          Loans                                 961,000
          Pension Fund Loans                    144,000
          Lease Financing                        15,000
                                             ----------
                 Total Long-term Liabilities  1,120,000
                                              ----------
                 Total Liabilities            8,703,000
                                              ----------

                 Minority Interest              275,000
                                              ----------

                              Greater China Corporation

                                  and Subsidiaries

                   Unaudited Condensed Consolidated Balance Sheet

                                  at June 30, 1998



     Stockholders' Deficit:
          Common stock                      402,000
          Additional paid-in capital      2,385,000
          Accumulated deficit            (3,869,000)
          Treasury stock                    (38,000)
                                        -----------

        Total Stockholders'                (845,000)
          Deficit                        ------------

         Total Liabilities and           $7,858,000
         Stockholders' Deficit          ------------







[FN]
        See accompanying notes to unaudited condensed consolidated financial statements.

                            Greater China Corporation
                                  and Subsidiaries
       Unaudited Condensed Consolidated Statements of Operations for
              the period October 1, 1997 to June 30, 1998 and
                                    from
                      October 1, 1996 to June 30, 1997


                                        1998                   1997*
                                      --------                -------

     Revenues, net                    $6,184,000
     Cost of  Sales                    4,922,000
                                      ----------
          Gross Profit                 1,262,000

     Selling, general and
        administrative expenses        1,475,000

    Depreciation and amortization         23,000
                                       ---------
    Loss from operations                (236,000)


    Other income (expense):
         Other income                   212,000
         Interest expense
         Financial charges             (510,000)
                                      ----------

   Income before income taxes
    and minority interest              (534,000)

   Income Taxes                               0

   Minority Interest                     94,000
                                      ---------

   Net Loss                            (628,000)

   Income (loss) per share - Basic      ($0.03)

   Income (loss) per share - Diluted    ($0.02)


  *These figures are currently not available. They will be filed by amendment as soon as possible.

[FN]
   See accompanying notes to unaudited condensed consolidated financial statements.

                             Greater China Corporation
                                    and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations for
                   the Period from April 1, 1998 to June 30, 1998
                                         and
                         From April 1, 1997 to June 30, 1997


                                          1998                     1997*
                                         -------                  --------

     Revenues, net                     $ 6,814,000
     Cost of  Sales                      4,922,000
                                        -----------
          Gross Profit                   1,262,000

     Selling, General and
       administrative expenses           1,244,000

     Depreciation and Amortization          23,000
                                        ----------
   Income (Loss) from operations            (5,000)

   Other income (expense):
        Other income                       212,000
        Interest expense
        Financial charges                 (228,000)
                                         ----------
   Income (Loss) before income taxes
      and minority interest                (21,000)

   Income Taxes                                  0

   Minority Interest                        94,000
                                          ---------
   Net Loss                              $(115,000)

  Income (Loss) per share - Basic           ($   #)

  Income (Loss) per share - Diluted         ($   #)

    #Less than ($0.01) per share

  *These figures are currently unavailable. They will be filed by amendment as soon as possible.

[FN]
 See accompanying notes to unaudited condensed consolidated financial statements.

                           Greater China Corporation
                              and Subsidiaries
                               June 30, 1998
              Notes to Condensed Consolidated Financial Statements


     Note 1 -- Basis of Presentation

     The unaudited interim condensed consolidated financial statements of Greater China Corporation and its subsidiaries (the" Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements.

     In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim periods. The results of operations for the interim period are not indicative of results of operations to be expected for the full year.

     NOTE 2 - - MERGER WITH THE INTERNATIONAL TECHNOLOGY GROUP

     The  merger  between  Greater  China  Corporation  and  The   International
     Technology Group has been accounted for as a reverse acquisition.

     NOTE 3 -- CONTINGENCIES

     The company is engaged in various legal proceedings incidental to its normal business activities. See Part II, Item 1, "Legal Proceedings".

                        Greater China Corporation
                            and Subsidiaries
                              June 30, 1998
          Notes to Condensed Consolidated Financial Statements
                               (continued)


    NOTE 4 - - EARNINGS (LOSS) PER SHARE

     The following represents the calculation of earnings per share:

                                                  FOR THE         FOR THE

                                                THREE MONTHS     NINE MONTHS

                                               ENDED JUNE 30     ENDED JUNE 30

                  BASIC                              1998          1998
                --------                           -------        ------
       Net income                                 $ (115,000)    $(628,000)

       Less preferred stock dividends                  --           ---
                                                  -----------   -----------
       Weighted average common shares             20,179,773     20,179,773

       Basic Earnings per share                     ($    *)      ($0.03)
                                                  ----------   ------------
               DILUTED
             ----------
       Net income applicable
       to common shareholders                     $ (115,000)    $(628,000)

       Preferred stock dividend                      --              --
                                                  -----------    ----------
       Net income available
        to common shareholders
       Plus assumed conversion                    $ (115,000)    $(628,000)
                                                  -----------   -----------
       Weighted average number of common shares   20,179,773     20,179,773

       Common stock equivalent shares representing
          Shares issuable as of June 30, 1998       4,291,741     4,291,741

       Common stock equivalent shares representing
          Shares issuable upon exercise of stock
          Options                                     108,572       108,572

       Common stock equivalent shares representing
          Shares issuable upon exercise of warrants   775,458       775,458

       Common stock equivalent shares representing
          Shares issuable upon conversion of debt     615,250       615,250
                                                   -----------   ----------
       Weighted average number of shares used in
       Calculation of diluted income per share     25,970,794    25,970,794
                                                  -----------   ------------
        Diluted earnings per share                ($     *)       ($0.02)

                * Less than $0.01

                      GREATER CHINA CORPORATION AND SUBSIDIARIES

                                     June 30, 1998

                                      FORM 10Q-SB


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

     This report, including the disclosures below, contains forward-looking statements that involve substantial risks and/or uncertainties. When used herein, the terms "anticipates", "expects", "estimates", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

     Results of Operations:

     Nature of Business

     Greater China Corporation, through its subsidiary companies in China, Hong Kong and Europe manufactures and distributes a wide range of fiber optic products used primarily in the fiber optic and cable industries.

     Revenues and costs of revenues

     On 27 March 1998, Greater China Corporation acquired 100% of the stock of The International Technology Group Limited, in a transaction intended to bring all of the operating subsidiaries of The International Technology Group Limited ("ITG"') into the ownership of Greater China Corporation ("GCC"). Two sets of figures are presented. The first set of figures shows operating revenues and costs for GCC for the period October 1, 1997 to June 30, 1998 and for ITG for the period April 1, 1998 to June 30, 1998. The second set of figures are for GCC and ITG for the quarter April 1, 1998 to June 30, 1998 in order to give a representative picture of the consolidated company as it currently exists and as it has operated since the acquisition at the end of March 1998.

     The company's consolidated net revenues were $6,184,000 for the quarter April 1, 1998 to June 30, 1998 and for the period October 1, 1997 to June 30, 1998. Prior to the acquisition on March 27, 1998 GCC had no revenues and no operating companies in its ownership. Pre-acquisition revenues of the International Technology Group Limited for the quarter January 1, 1998 to March 31, 1998 were $ 1,604,000. The increase in revenues between the two quarters is directly attributable to the provision of a $600,000 Senior Bridge Loan secured by the company to provide increased working capital for two of its key operating companies in China, Arnhem

                       GREATER CHINA CORPORATION AND SUBSIDIARIES

                                     June 30, 1998

                                      FORM 10Q-SB


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)


     Technology Limited (``ATL'') and Shenzhen Unigel Telecommunications Company Limited ("SUTCO" ). Both operating companies were able to increase revenues significantly and increase market share as a result. Revenues of $265,000 were generated in European markets.

     Consolidated cost of sales were $4,922,000 for the quarter 1 April 1998 to 30 June 1998 and for the period 1 October 1997 to 30 June 1998. Gross margins held stable through the quarter in the manufacturing company SUTCO and improved slightly at the distribution company ATL. Management plans to increase revenues and margins during the remainder of 1998 assuming that funding is available as detailed below.

     Selling, general and administrative

     Selling, general and administrative expenses for the quarter 1 April 1998 to 30 June 1998 were $1,244,000. Management intends to control tightly and reduce expenses particularly with expected increases in head count in line with increased revenues forecasted for the remainder of 1998.

     Extraordinary, unusual and infrequent expenses

     During the quarter April 1, 1998 to June 30, 1998, extraordinary expenses associated with the acquisition of ITG by GCC included $86,000 in investment banking fees and bank charges, $23,000 in professional and legal fees and $14,000 in investment banking services.

     Depreciation and amortization

     Depreciation and amortization remained steady through the quarter April 1, 1998 to June 30, 1998 at $23,000.

     Income Taxes

     The Company does not currently have any tax liabilities and retains some loss carry forward against which future earnings can be applied.

                       GREATER CHINA CORPORATION AND SUBSIDIARIES

                                     June 30, 1998

                                      FORM 10Q-SB


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (continued)

     Net Income

     Operations for the quarter April 1, 1998 to June 30, 1998 generated a net loss of $115,000, although extraordinary and non-recurring expenses related to the acquisition of ITG by GCC noted above were $123,000.

     Liquidity and capital resources

     During the period April 1, 1998 to June 30, 1998 the Company received $600,000 of financing that was utilized directly by its operating subsidiaries to increase sales. The Company is currently seeking a further $1.4 million bridge loan prior to a private equity offering which, it is envisaged, will be placed before the end of 1998.

     Outlook

     The company intends to increase its activities in the telecommunications and fiber optics sectors in China in line with rapid market growth and infrastructure development. The outlook in China remains robust despite the current situation in other Asian countries. The Chinese economy is cooling slightly and it is possible that a modest devaluation of the RMB may occur, although Chinese export markets are generally markedly different from those of its more developed neighbors. The Company expects exports from it operations in China to help balance any negative effect of a devaluation. Based upon past experience, infrastructure projects in China are unlikely to be affected for 1-2 years following any currency devaluation. A devaluation would, in fact, make the Company's products manufactured in China more competitive. The Company believes the current outlook in China remains very positive.

     In addition, the Company anticipates expanding its operations in Europe from its UK based plant and expects to use its office in the United States to penetrate North American markets during the next 12 months.

                        GREATER CHINA CORPORATION AND SUBSIDIARIES

                                     June 30, 1998
                                      FORM 10Q-SB

     PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings.
               On August 5, 1998, the Company settled all outstanding litigation with a former service provider. As a result, the Company will issue to the service provider 96,129 new shares and agreed to release 208,729 shares which had been previously issued.

     Item 2.   Changes in Securities.
               N/A

     Item 3.   Defaults Upon Senior Securities.
               N/A

     Item 4.   Submissions of matter to a Vote of Security Holders.
               None

     Item 5.   Other Information.
               During the period October 1, 1997 to June 30, 1998, the Company issued a series of long term revolving notes in the amount of $535,000. These notes bear an interest rate of 15% per annum. In addition, noteholders receive one share of the Company's common stock for each ten dollars of note value outstanding for each ninety (90) day period.

               On May 14, 1998, the Company issued Senior Secured One Year Promissory notes totaling $600,000. These notes carry an annual interest rate of 15%. In addition, investors will receive a total of 240,000 shares of the Company's common stock at maturity of these notes.

               The above notes were issued to accredited investors pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

               Effective August 5, 1998, the Company retained the accounting firm of Hein + Associates, LLP to serve as the Company's principal accountant to audit the Company's financial statements. Prior to its engagement as the Company's principal independent accountant, Hein + Accociates, LLP had not been consulted by the Company either with respect to the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statement or on any other matter which was the subject of any prior disagreement between the Company and its previous certifying accountants.

                     GREATER CHINA CORPORATION AND SUBSIDIARIES

                                    June 30, 1998


                                     FORM 10Q-SB


                                      SIGNATURE
E


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         August 14, 1998                        /s/  PETER R. BARKER
     --------------------------              --------------------------------
             DATE                            BY:    Peter R. Barker
                                                    Executive Vice President