Form 10QSB
period 1998-09-30
GREATER CHINA CORP
filed 1998-12-11
CIK 773342

U.S. Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-Q SB
(Mark One)
       ( X )      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 1998

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ______________ to __________________

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

                  27 East 61st Street New York, New York 10021
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 935-0561
                             -----------------------
                           (Issuer's telephone number)

             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                           Yes..........     No...X.....

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 1998, 24,232,716

                            Greater China Corporation
                                and Subsidiaries

                                  FORM 10-Q SB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

         INDEX                                                             PAGE
         -----                                                             ----

Part I            Financial Information

     Item 1.  Financial Statements                                             3

         Condensed Consolidated Balance Sheet at September 30, 1998            4

         Condensed Consolidated Statements of Operations for the Period
         from April 1, 1998 through September 30, 1998
         and from April 1, 1997 through September 30, 1997                     6

         Condensed Consolidated Statements of Operations for the Period
         from July 1, 1998 through September 30, 1998
         and from July 1, 1997 through September 30, 1997                      7

         Condensed Consolidated Stateme nts of Cash Flows for the Period
         from April 1, 1998 through September 30, 1998 and from April 1,
         1997 through September 30, 1997                                       8

         Notes to Consolidated Financial Statements                            9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   11

Part II       Other Information

     Item 1.  Legal Proceedings ---------------------------------------       15
     Item 2.  Changes in Securities -----------------------------------       15
     Item 3.  Defaults Upon Senior Securities -------------------------       15
     Item 4.  Submissions of Matters to a Vote of Securities Holders---       15
     Item 5.  Other Information ---------------------------------------       15
     Item 6.  Subsequent Event-----------------------------------------       16

     SIGNATURES ------------------------------------------------------        17

                            Greater China Corporation
                                and Subsidiaries

                                  FORM 10-Q SB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

                            Greater China Corporation
                                and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                              at September 30, 1998


                                                              September 30, 1998
ASSETS                                                             (Unaudited)
------                                                             -----------

CURRENT ASSETS
     Cash                                                             $  321,000
     Accounts Receivable                                               3,763,000
                                                                         729,000
Inventory                                                                  8,000
     Other receivable

                                                                      ----------
            Total Current Assets                                       4,821,000


     Property and equipment                                              497,000
                                                                      ----------

     Total Assets                                                     $5,318,000
                                                                      ----------



LIABILITIES AND STOCKHOLDERS' EQUITY
(Deficit)

CURRENT LIABILITIES
     Overdrafts                                                       $   92,000
     Short Term Loans                                                    600,000
     Accounts payable and
          accrued expenses                                             3,792,000
     Miscellaneous Payables                                              619,000
                                                                      ----------
            Total Current Liabilities                                  5,103,000
                                                                      ----------
LONG TERM LIABILITES
     Loans                                                               823,000
     Pension Fund Loans                                                  144,000
     Lease Financing                                                      13,000
                                                                      ----------
            Total Long-term Liabilities                                  980,000
                                                                      ----------

            Total Liabilities                                          6,083,000
                                                                      ----------
               Minority Interest                                         379,000
                                                                      ----------

                            Greater China Corporation
                                and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                              at September 30, 1998





Stockholders' Deficit:
     Common stock                                                       402,000
     Additional paid-in capital                                       2,431,000
          Accumulated deficit                                        (3,939,000)
          Treasury stock                                                (38,000)
                                                                    -----------

     Total Stockholders' Deficit                                     (1,144,000)
                                                                    -----------

          Total Liabilities and Stockholders' Deficit               $ 5,318,000
                                                                    -----------





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                            Greater China Corporation
                                and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations for
               the period April 1, 1998 to September 30, 1998 and
                                      from
                       April 1, 1997 to September 30, 1997




                                                             1998          1997*
                                                             ----          -----

Revenues, net                                             $10,251,000
Cost of  Sales                                              8,156,000
                                                           ----------
     Gross Profit                                           2,095,000

Selling, general and administrative expenses
                                                            2,053,000
Depreciation and amortization                                  45,000
                                                          -----------
Income (Loss) from operations                                  (3,000)

Other income (expense):
     Other income                                             369,000

     Financial Charges                                       (383,000)
                                                          -----------
Income (Loss) before income taxes                             (17,000)
And minority interest

Income taxes                                                        0


Minority Interest                                             198,000

                                                          -----------

Net Loss                                                     (215,000)
                                                          -----------

Income (loss) per share - Basic                                ($0.01)
                                                          -----------

Income (loss) per share - Diluted                              ($0.02)
                                                          -----------


*These figures are currently unavailable. They will be filed by amendment as soon as possible.


See accompanying notes to unaudited condensed consolidated financial statements.

                            Greater China Corporation
                                and Subsidiaries
          Unaudited Condensed Consolidated Statements of Operations for
               the Period from July 1, 1998 to September 30, 1998
                                       and
                     From July 1, 1997 to September 30, 1997


                                                      1998               1997*
                                                      ----               -----

Revenues, net                                   $  4,067,000
Cost of  Sales                                     3,204,000
                                                 -----------

     Gross Profit                                    863,000

Selling, general and
      administrative expenses                        803,000

Depreciation and amortization                         22,000
                                                 -----------
Income (Loss) from operations                         38,000

Other income (expense):
     Other income                                    157,000

     Financial charges                              (161,000)
                                                 -----------

Income (Loss) before income taxes                     34,000
   and minority interest

Income taxes                                               0

Minority Interest                                    104,000
                                                 -----------
Net loss                                            ($70,000)
                                                 -----------

Income (Loss) per share - Basic                      ($    #)
                                                 -----------

Income (Loss) per share - Diluted                    ($    #)
                                                 -----------

# Less than ($0.01) per share

* These figures are currently unavailable.
  They will be filed by amendment as soon  as possible.

See accompanying notes to unaudited condensed consolidated financial statements.

                            Greater China Corporation
                                and Subsidiaries
          Unaudited Condensed Consolidated Statements of Cash flows for the Period from April 1, 1998 to September 30, 1998
                  and From April 1, 1997 to September 30, 1997


                                                          1998             1997*
                                                          ----             -----
Cash flows from Operating Activities:
   Net Income / (Loss)                                  $   (215,000)
   Adjustments to reconcile net (Loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization                            45,000
     Change in operating assets and liabilities
     Increase in accounts receivables                       (213,000)
     Decrease in inventory                                   180,000
     Increase in other receivables                            (8,000)
     Increase in overdrafts                                   17,000
     Decrease in accounts payable                           (840,000)
     Increase in miscellaneous payable                       134,000
                                                        ------------

Net Cash provided by (used in) Operating Activities:        (900,000)
                                                        ------------

Cash flows from Investing Activities:
     Purchase of fixed assets                                 18,000
                                                        ------------
Net Cash provided (used) by Investing Activities              18,000
                                                        ------------

Cash flows From Financing Activities
Proceeds/repayment of overdraft borrowing
     Increase in loans payable                               924,000
     Increase in minority interest                           197,000
                                                        ------------
Cash Provided by (used in) Financing Activities            1,121,000
                                                        ------------

Net Increase in Cash and Cash Equivalents                    203,000
Cash and Equivalents at beginning of period                  118,000
                                                        ------------

Cash and Equivalents at end of Period                   $    321,000
                                                        ------------

* These figures are currently unavailable. They will be filed by amendment as soon as possible.


See accompanying notes to audited financial statements.

                            Greater China Corporation
                                and Subsidiaries
                               September 30, 1998
              Notes to Condensed Consolidated Financial Statements



NOTE 1 -- BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Greater China Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements.

In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for fair presentation of the interim periods. The results of operations for the interim period are not indicative of results of operations to be expected for the full year.

NOTE 2 -- MERGER WITH THE INTERNATIONAL TECHNOLOGY GROUP

The merger between Greater China Corporation and The International Technology Group ("ITG") effective April 1, 1998 has been accounted for as a reverse acquisition. As a result, the financial statements presented reflect only the operatin of ITG prior to the effective date.


NOTE 3 -- CONTINGENCIES

The Company is engaged in various legal proceedings incidental to its normal business activities. See Part II, Item 1, "Legal Proceedings."

                            Greater China Corporation
                                and Subsidiaries
                               September 30, 1998
              Notes to Condensed Consolidated Financial Statements
                                   (continued)


NOTE 4 -- EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings per share:


                                                  FOR THE           FOR THE
                                                THREE MONTHS      SIX MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30     SEPTEMBER 30
                                                ------------     ------------

                BASIC                              1998               1998

  Net income                                     $    (70,000)   $   (215,000)

  Less preferred stock dividends                         --              --
                                                 ------------    ------------
  Weighted average common shares                   20,179,773      20,179,773

  Basic Earnings per share                            ($    *)      ($   0.01)
                                                 ------------    ------------
             DILUTED (Treasury Method)

  Net income applicable to common shareholders   $    (70,000)   $   (215,000)

  Preferred stock dividend                               --              --
                                                 ------------    -----------
  Net income available to common shareholders
     Plus assumed conversion                     $   ( 70,000)    $  (426,000)
                                                 ------------    -----------
  Weighted average number of common shares         20,179,773      20,179,773

  Common stock equivalent shares representing
     Shares issuable as of September 30, 1998       4,696,314       4,696,314

  Common stock equivalent shares representing
     Shares issuable upon exercise of stock
     Options                                           13,333          13,333
  Common stock equivalent shares representing
     Shares issuable upon exercise of warrants        600,000         600,000
                                                 ------------     -----------
  Weighted average number of shares used in
   Calculation of diluted income per share         25,489,420      25,489,420
                                                 ------------     -----------
Diluted earnings per share                            ($    *)       ($  0.02)


* Less than $0.01

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998



                                   FORM 10Q-SB



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the disclosures below, contains forward-looking statements that involve substantial risks and/or uncertainties. When used herein, the terms "anticipates", "expects", "estimates", "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS:

NATURE OF BUSINESS
Greater China Corporation, through its subsidiary companies in China, Hong Kong and Europe manufactures and distributes a wide range of fiber optic products used primarily in the fiber optic telecommunications and cable industries.

REVENUES AND COSTS OF REVENUES
On March 27, 1998, Greater China Corporation acquired 100% of the stock of The International Technology Group Limited, in a reverse-acquisition intended to bring all of the operating subsidiaries of The International Technology Group Limited ("ITG") into Greater China Corporation ("GCC"). The first set of results show operating costs and revenues for GCC for the six month period April 1, 1998 to September 30, 1998. The second set of results are for the quarter July 1 to September 30, 1998 The Company will to change its fiscal year end to December 31st to match the year end for all subsidiary operating companies and to ensure that all group companies report their annual results on the same cycle. GCC will therefore be reporting its annual results for the current fiscal year period up to December 31, 1998.

The company's consolidated net revenues were $4,067,000 for the quarter July 1, 1998 to September 30, 1998 and $10,251,000 for the period April 1, 1998 to September 30, 1998. For the twelve months prior to the reverse-acquisition, GCC had no revenues and no operating companies.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998



                                   FORM 10Q-SB



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In May 1998, GCC received a Senior Bridge Loan in the amount of $600,000. As a result of this loan, sales revenues increased. The large increase in revenues during the period April 1, 1998 to June 30, 1998 was the result of a backlog of orders and revenues. During the period July 1, 1998 to September 30, 1998, revenues were more reflective of the company's activities and consistent with the company's current operational plan.

Consolidated cost of sales were $3,204,000 for the quarter July 1, 1998 to September 30, 1998 and $8,156,000 for the period April 1, 1998 to June 30, 1998. Gross margins held stable through the quarter in its manufacturing company Shenzhen Unigel Communications Company ("SUTCO") and at its distribution company Arnhem Technology Limited ("ATL") resulting in a consolidated gross margin for the quarter of 21%, and 20% for the year to date. Management aims to maintain revenues and margins during the remainder of 1998 assuming that additional funding is available.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses for the quarter July 1, 1998 to September 30, 1998 were $825,000 . Management has reduced expenses and intends to continue doing so by further consolidating activities in its operations, particularly in its Chinese and European operations. Some charges were incurred at the manufacturing subsidiary SUTCO in China as a result of the change from Chinese receipt based accounts to GAAP and these have been reflected in the results. Similarly a prior year adjustment in the accounts of distribution subsidiary ATL resulted in a reduction in costs of $30,000.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998



                                   FORM 10Q-SB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXTRAORDINARY, UNUSUAL AND INFREQUENT EXPENSES
During the quarter July 1, 1998 to September 30, 1998, extraordinary expenses associated with the reverse-acquisition and subsequent fund raising activities included $54,000 in investment banking fees and $23,000 in Chinese banking charges. Other costs and charges for documentary credits, the opening of a back to back credit facility and other related transactions brought the total financial and related charges for the quarter to $161,000. These charges are expected to remain at these levels until the company has secured a long term equity financing at which time these extraordinary costs will drop significantly

DEPRECIATION AND AMORTIZATION
Depreciation and amortization remained steady through the quarter July 1, 1998 to September 30, 1998 at $22,000.

INCOME TAXES
The company does not currently have any tax liabilities and holds some losses carried forward.

NET INCOME
Operations for the quarter July 1, 1998 to September 30, 1998 generated a net income of $56,000 before depreciation and minority deductions. Net income from all group operating companies excluding corporate expenses, depreciation and minority deductions was $206,000 for the quarter July 1, 1998 to September 30, 1998

LIQUIDITY AND CAPITAL RESOURCES
The company showed a positive cash flow of $135,000 for the quarter July 1, 1998 to September 30, 1998. This cash flow was generated primarily from manufacturing and distribution operations in China. Of this cash flow, $230,000 is held in an escrow account for repayment of the Senior Bridge Loan principal and interest. The Company intends to continue to make monthly deposits of principal and interest into an escrow account in accordance with the terms and conditions of the Bridge Loan Notes.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998



                                   FORM 10Q-SB


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The company is currently seeking additional short term debt in the amount of $1.4 million prior to an equity offering. Of this amount, the Company received $800,000 in October, 1998.

OUTLOOK
The company intends to increase its activities in the fiber optic sector in China in line with the rapid market growth and infrastructure development for telecommunications. The outlook in China remains very positive and the continued development of infrastructure has been strengthened by an announcement from the Chinese Government in September that $1.2 trillion will be spent on infrastructure projects to maintain the country's development and to help keep growth rates around 8%. Additionally, the Ministry of Information released figures in August 1998 showing that the post and telecommunications sector (public element only) had shown revenues of $13.4 billion for the first half of 1998, up 38% on the first half of 1997 and that telecom sector spending on fixed assets grew 79% in the same period.

The Company believes that telecom sector growth in China will remain robust and that, with the proposed financing, the Company can grow it operations substantially in 1999.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

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

         Effective August 5, 1998, the Company retained the accounting firm of Hein + Associates, LLP to serve as the Company's principal accountant to audit the Company's financial statements. Prior to its engagement as the Company's principal independent accountant, Hein + Associates, LLP had not been consulted by the Company either with respect to the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statement or on any other matter which was the subject of any prior disagreement between the Company and its previous certifying accountants.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998

                                   FORM 10Q-SB



PART II. OTHER INFORMATION (continued)



Item 5.  Other Information (continued)

         Effective April 1, 1998, the Company completed its reverse-acquisition with ITG. Since the China domiciled operating subsidiaries of ITG have a fiscal year end of December 31, the Company is changing its fiscal year end to December 31 to facilitate the audit process and the smooth reporting of operational results.



Item 6.  Subsequent Event

         On October 26, 1998, the Company issued a series of One Year Promissory notes totaling $800,000. These notes carry an annual interest rate of 15% per annum. In addition, noteholders will receive 360,000 shares of the Company's common stock and 400,000 five-year warrants to purchase shares of the Company's common stock at $0.35 per share.

         The above notes were issued to accredited investors pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

                   GREATER CHINA CORPORATION AND SUBSIDIARIES



                               September 30, 1998



                                   FORM 10Q-SB



                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    November 16, 1998                       By: /s/  PETER R. BARKER
--------------------------                  --------------------------------
            DATE                                Peter R. Barker
                                                Executive Vice President